Form 10-Q
period 2022-03-31
Cartesian Growth Corp II
filed 2022-06-17
CIK 1889112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-41378

Cartesian Growth Corporation II

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Fifth Avenue, 15th Floor New York, New York	10017
(Address of principal executive offices)	(Zip Code)

(212) 461-6363

(Registrant’s telephone number, including area code)

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-third of one Warrant	RENEU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	RENE	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A Ordinary Share, each at an exercise price of $11.50	RENEW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 17, 2022, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CARTESIAN GROWTH CORPORATION II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Deferred offering costs	$567,608	$463,629
TOTAL ASSETS	$567,608	$463,629
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued offering costs and expenses	$344,930	$303,895
Promissory note – related party	201,405	138,461
Total Current Liabilities	546,335	442,356
Commitments and contingencies (Note 6)
Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding (1)	575	575
Additional paid-in capital	24,425	24,425
Accumulated deficit	(3,727)	(3,727)
Total Shareholders’ Equity	21,273	21,273
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$567,608	$463,629

(1)	This number includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

See the accompanying notes that are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED STATEMENT OF OPERATIONS

For the three months ended March 31, 2022 (Unaudited)
Operating and formation costs	$—
Net loss	$—
Basic and diluted weighted average shares outstanding (1)	5,000,000
Basic and diluted net loss per share	$—

(1)	This number excludes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

See the accompanying notes that are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares(1)	Amount	Capital	Deficit	Equity
Balance – December 31, 2021	5,750,000	$575	$24,425	$(3,727)	$21,273
Net loss	—	—	—	—	—
Balance – March 31, 2022 (Unaudited)	5,750,000	$575	$24,425	$(3,727)	$21,273

(1)	This number includes an aggregate of up to 750,000 ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

See the accompanying notes that are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

For the three months ended March 31, 2022 (Unaudited)
Cash Flows from Operating Activities:
Net loss	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by related party	—
Net cash used in operating activities	—
Cash Flows from Financing Activities:
Proceeds from promissory note – related party	62,944
Payment of offering costs	(62,944)
Net cash provided by financing activities	—
Net Change in Cash	—
Cash – Beginning of period	—
Cash – End of period	$—
Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$78,229

See the accompanying notes that are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 1.  DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Cartesian Growth Corporation II (the “Company”) was incorporated as a Cayman Islands exempted company on October 13, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, or reorganization or engaging in any other similar business combination with one or more businesses or entities (a “Business Combination”). The Company has not identified any potential business combination target and the Company has not, nor has anyone on its behalf, initiated any discussions, directly or indirectly, with any potential business combination target.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from October 13, 2021 (inception) through March 31, 2022 relates to the Company’s formation and its Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is CGC II Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”).  The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through the Initial Public Offering of 20,000,000 units (each, a “Unit” and collectively, the “Units”) at $10.00 per Unit (or 23,000,000 Units if the underwriters’ over-allotment option is exercised in full), which is further discussed in Note 3, and the sale of private placement warrants, which is described in Note 4.

The Company’s registration statement on Form S-1 (File No. 333-261866) (the “Registration Statement”) for the Company’s initial public offering (the “Initial Public Offering”) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on May 5, 2022. On May 10, 2022, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units”), including the issuance of 3,000,000 Units as a result of the underwriters’ full exercise of their overallotment option, at $10.00 per Unit, generating gross proceeds of $230,000,000 (see Note 3). Each Unit consists of one Class A ordinary share of the Company, $0.0001 par value per share (the “Class A Ordinary Shares”) and one-third of one warrant of the Company, each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,900,000 warrants (the “Private Placement Warrants”), each exercisable to purchase one Class A Ordinary Share at $11.50 per share, at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, Cantor Fitzgerald & Co. and Piper Sandler & Co. and/or their respective designees, generating gross proceeds of $8,900,000, which is further described in Note 4.

Simultaneously with the consummation of the Initial Public Offering, the Sponsor loaned the Company $4,600,000 at no interest (the “Sponsor Loan”). The Sponsor Loan will be repaid or converted into sponsor loan warrants (the “Sponsor Loan Warrants”) at a conversion price of $1.00 per Sponsor Loan Warrant, at the Sponsor’s discretion. The Sponsor Loan Warrants would be identical to the Private Placement Warrants. If the Company does not complete an initial Business Combination, the Company will not repay the Sponsor Loan from amounts held in the trust account established for the benefit of the Company’s public shareholders (the “Trust Account”), and the proceeds held in the Trust Account will be distributed to the holders of the Class A Ordinary Shares.

The initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable, if any, on the income earned on the Trust Account) at the time of signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the

Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

Following the closing of the Initial Public Offering on May 10, 2022, an amount of $236,900,000 ($10.30 per Unit) from the net proceeds of the sale of the Units, the Private Placement Warrants and the Sponsor Loan, was placed in the Trust Account and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (i) the completion of the initial Business Combination, (ii) the redemption of 100% of the public shares if the Company is unable to complete the initial Business Combination within the required time frame (subject to the requirements of applicable law), and (iii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (a) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Initial Public Offering, or November 10, 2023, (the “Combination Period”) or (b) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in the Company’s discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under the law or stock exchange listing requirements.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.30 per public share, regardless of whether or not the underwriters exercise any portion of their option to purchase additional units. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company’s Class A Ordinary Shares are not a “penny share” upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

If the Company has not consummated the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The initial shareholders, officers and directors have agreed to (i) to waive their redemption rights with respect to their founder shares and any public shares purchased during or after the Initial Public Offering in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Combination Period although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold during or after the Initial Public Offering if the Company fails to complete the initial Business Combination within the prescribed time frame, and (iii) vote their founder shares and public shares in favor of the Company’s initial Business Combination.

The Sponsor has agreed it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended, (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company has not asked the Sponsor to reserve for such indemnification obligations. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the initial Business Combination and redemptions could be reduced to less than $10.30 per public share. In such event, the Company may not be able to complete the initial Business Combination, and the investor would receive such lesser amount per share in connection with any redemption of the public shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date these financial statements are issued and therefore substantial doubt has been alleviated.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the COVID-19 pandemic could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The military conflict commenced in February 2022 by the Russian Federation in Ukraine has created and is expected to create further global economic consequences, including but not limited to the possibility of extreme volatility and disruptions in the financial markets, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. Such global consequences may materially and adversely affect the Company’s ability to consummate an initial Business Combination, or the operations of a target business with which the Company ultimately consummates an initial Business Combination. In addition, the Company’s ability to consummate an initial Business Combination may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the global economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate an initial Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or for any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2022.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash and cash equivalents as of March 31, 2022 and December 31, 2021.

Ordinary Shares Subject to Possible Redemption

The Company will account for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, there are no ordinary shares subject to possible redemption.

Deferred Offering Costs

Deferred offering costs consist principally of professional and registration fees and other costs incurred through the balance sheets date that are directly related to the Initial Public Offering.  The Company complies with the requirements of ASC 340-10-S99-1, SEC Staff Accounting bulletin Topic 5A – “Expenses of Offering,” and SEC Staff Accounting bulletin Topic 5T – “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s).” Accordingly, deferred offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately.

As of March 31, 2022 and December 31, 2021, there were deferred offering costs recorded in the accompanying unaudited condensed balance sheets of $567,608 and $463,629, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). At March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares that would then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on its accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815-40”). The Company’s derivative instruments are recorded at fair value on the balance sheets with changes in the fair value reported in the statement of operations. Derivative assets and liabilities are classified on the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheets date.

Warrant Liability

The Company will account for the warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. ASU 2020-06 also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2022 and noted it had no impact on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3.  INITIAL PUBLIC OFFERING

On May 10, 2022, the Company consummated its Initial Public Offering, pursuant to which the Company sold 23,000,000 Units, including 3,000,000 Units as a result of the underwriters’ full exercise of the over-allotment option, at a price of $10.00 per Unit. Each Unit consists of one Class A Ordinary Share and one-third of one redeemable warrant. Each whole warrant will entitle the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment (see Note 7). The warrants will become exercisable on the later of 12 months from the closing of the Initial Public Offering or 30 days after the completion of the Company’s initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, or earlier upon redemption or liquidation.

NOTE 4.  PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,600,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, Cantor Fitzgerald & Co. purchased an aggregate of 1,897,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, and Piper Sandler & Co. purchased an aggregate of 402,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $8,900,000. The Private Placement Warrants (including the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will not be redeemable by the Company so long as they are held by the Sponsor, Cantor Fitzgerald & Co., Piper Sandler & Co. or their permitted transferees. The Sponsor, Cantor Fitzgerald & Co., Piper Sandler & Co. or their permitted transferees, have the option to exercise the Private Placement Warrants on a cashless basis.

If the Private Placement Warrants are held by holders other than the Sponsor, Cantor Fitzgerald & Co., Piper Sandler & Co. or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the units being sold in the Initial Public Offering.

A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the Private Placement Warrants will be worthless (See Note 7).

NOTE 5.  RELATED PARTY TRANSACTIONS

Founder Shares

On October 20, 2021, the Company issued an aggregate of 5,750,000 Class B ordinary shares (the “founder shares”) to the Sponsor and CGC II Sponsor DirectorCo LLC (“directorCo”) for a total subscription price of $25,000, or approximately $0.004 per share. Such shares are fully paid. Prior to the initial investment in the Company of $25,000 by the Sponsor and directorCo, the Company had no assets, tangible or intangible. Up to 750,000 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the total number of outstanding public shares and founder shares upon completion of the Initial Public Offering. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. As a result of the underwriters’ decision to fully exercise their over-allotment option on the closing date of the Initial Public Offering, there are no founder shares subject to forfeiture.

The Sponsor and directorCo have agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees) until one year after the date of the completion of the initial Business Combination or earlier if, subsequent to the initial Business Combination, (i) the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (ii) the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.

The founder shares are identical to the Class A Ordinary Shares, except as described herein. However, the holders have agreed (i) to vote any shares owned by them in favor of any proposed Business Combination and (ii) not to redeem any shares in connection with a shareholder vote or tender offer to approve or in connection with a proposed initial Business Combination.

Administrative Services Agreement

Commencing on May 5, 2022, the effective date of the Registration Statement, the Company will pay to the Sponsor $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of an initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Promissory Note — Related Party

On December 31, 2021, the Sponsor agreed to loan the Company up to $250,000 to be used for a portion of the expenses of the Initial Public Offering. This loan was non-interest bearing, unsecured and was due at the earlier of June 30, 2022 or the closing of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, there were $201,405 and $138,461, respectively, outstanding under such loan. The total outstanding balance of $261,405 under such loan was repaid in full at the closing of the Initial Public Offering.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, it would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside of the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the funds held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including, as to exercise price, exercisability and exercise period. As of March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the founder shares, Private Placement Warrants, any Sponsor Loan Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants, any Sponsor Loan Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the founder shares, one year after the date of the completion of the initial Business Combination or earlier if, subsequent to the initial Business Combination, the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) in the case of the Private Placement Warrants and the respective Class A Ordinary Shares underlying such Private Placement Warrants, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters of the Initial Public Offering are entitled to a deferred underwriting commission of $0.50 per Unit, or $11,500,000 in the aggregate. Subject to the terms of the underwriting agreement for the Initial Public Offering, (i) the deferred underwriting commission was placed in the Trust Account and will be released to the underwriters only upon the consummation of an initial Business Combination and (ii) the deferred underwriting commission will be waived by the underwriters in the event that the Company does not complete a Business Combination.  In addition, in connection with the consummation of the Initial Public Offering, on May 10, 2022, the underwriters of the Initial Public Offering were paid a cash underwriting commission of two percent (2.0%) of the gross proceeds of the Initial Public Offering, or $4,600,000.

NOTE 7.  WARRANT LIABILITY

The Company will account for the 16,566,666 warrants issued in connection with the Initial Public Offering (7,666,666 public warrants and 8,900,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to remeasurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operation.

NOTE 8.  SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding. Of the 5,750,000 Class B ordinary shares, an aggregate of up to 750,000 shares are subject to forfeiture for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.

Holders of Class A Ordinary Shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act (As Revised) of the Cayman Islands, as the same may be amended from time to time, or applicable stock exchange rules, the affirmative vote of at least a majority of the votes cast by the holders of the issued ordinary shares present in person or represented by proxy at a general meeting of the company and entitled to vote is required to approve any such matter voted on by its shareholders.

The Class B ordinary shares will automatically convert into Class A Ordinary Shares (which such Class A Ordinary Shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if the Company fails to consummate an initial Business Combination) at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A Ordinary Shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of the ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A Ordinary Shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued by the Company in connection with or in relation to the completion of the initial Business Combination, excluding any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, deemed issued, or to be issued, to any seller of a target business in the initial Business Combination and any Private Placement Warrants or Sponsor Loan Warrants issued to the Sponsor or any of its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A Ordinary Shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A Ordinary Shares at a rate of less than one-to-one.

NOTE 9.  SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the date of the balance sheets up to the date the unaudited condensed financial statements were issued. Based upon this review, except as described elsewhere in these notes to the unaudited condensed financial statements relating to the consummation of the Initial Public Offering, the Company did not identify any subsequent events that would require adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Cartesian Growth Corporation II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to CGC II Sponsor DirectorCo LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of an initial Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC on May 9, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on October 13, 2021 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or engaging in any other similar business combination with one or more businesses or entities (a “Business Combination”). We intend to effectuate our initial Business Combination using cash from the net proceeds of our Initial Public Offering, the sale of the Private Placement Warrants, the Sponsor Loan, our share capital and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 13, 2021 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for our Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination.  Following the consummation of our Initial Public Offering, we began generating non-operating income in the form of interest income on marketable securities held in the held in the trust account established for the benefit of our public stockholders (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses, in connection with searching for, and completing, our initial Business Combination.

For the three months ended March 31, 2022, we had a net loss of $0.

Liquidity and Capital Resources

As of March 31, 2022 our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and CGC II Sponsor DirectorCo LLC and loans from the Sponsor.

As of March 31, 2022, there was no cash used in operating activities and no net loss.

As of March 31, 2022, we had no cash held outside the Trust Account.

In order to finance working capital deficiencies or to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete our initial Business Combination, we would repay the Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants.

On May 10, 2022, we consummated our Initial Public Offering of 23,000,000 Units, including the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a purchase price of $10.00 per Unit, generating total gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,600,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, Cantor Fitzgerald & Co. purchased an aggregate of 1,897,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, and Piper Sandler & Co. purchased an aggregate of 402,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $8,900,000.

Simultaneously with the consummation of the Initial Public Offering, the Sponsor loaned us $4,600,000 at no interest (the “Sponsor Loan”). The Sponsor Loan will be repaid or converted into sponsor loan warrants (the “Sponsor Loan Warrants”) at a conversion price of $1.00 per Sponsor Loan Warrant, at the Sponsor’s discretion. The Sponsor Loan Warrants would be identical to the Private Placement Warrants. If we do not complete an initial Business Combination, we will not repay the Sponsor Loan from amounts held in the Trust Account, and the proceeds held in the Trust Account will be distributed to the holders of the Class A Ordinary Shares.

A total of $236,900,000 ($10.30 per Unit) of the net proceeds from the Initial Public Offering, the sale of the Private Placement Warrants and the Sponsor Loan was placed in the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and taxes payable), to complete our initial Business Combination. To the extent that our share capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in the Trust Account or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Prior to the completion of our Initial Public Offering, we lacked the liquidity we needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. We have since completed our Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to us for general working capital purposes. Accordingly, management has since reevaluated our liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date the financial statements included elsewhere in this Quarterly Report are issued and therefore substantial doubt has been alleviated.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022 and December 31, 2021.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities, other than an agreement to pay the Sponsor a sum of $10,000 per month for office space, utilities, secretarial support and administrative services. We began incurring these fees on May 5, 2022 and will continue to incur these fees on a monthly basis until the earlier of the completion of an initial Business Combination and our liquidation.

The underwriters of our Initial Public Offering are entitled to a deferred underwriting commission of $0.50 per Unit, or $11,500,000 in the aggregate. Subject to the terms of the underwriting agreement for our Initial Public Offering, (i) the deferred underwriting commission was placed in the Trust Account and will be released to the underwriters only upon the consummation of our initial Business Combination and (ii) the deferred underwriting commission will be waived by the underwriters in the event that we do not complete a Business Combination.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Deferred Offering Costs

Deferred offering costs consist principally of professional and registration fees and other costs incurred through the balance sheets date that are directly related to the Initial Public Offering.  We comply with the requirements of ASC 340-10-S99-1, SEC Staff Accounting bulletin Topic 5A – “Expenses of Offering,” and SEC Staff Accounting bulletin Topic 5T – “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s).” Accordingly, deferred offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately.

As of March 31, 2022 and December 31, 2021, there were deferred offering costs recorded in the accompanying unaudited condensed balance sheets of $567,608 and $463,629, respectively.

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters of the Initial Public Offering. At March 31, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares that would then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. ASU 2020-06 also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-16 effective January 1, 2022 and noted we had no impact on our financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering filed with the SEC on May 9, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 20, 2021, we issued an aggregate of 5,750,000 Class B ordinary shares (the “founder shares”) to the Sponsor and CGC II Sponsor DirectorCo LLC for a total subscription price of $25,000, or approximately $0.004 per founder share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.  No underwriting discounts or commissions were paid with respect to such issuances.

On May 10, 2022, we consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $230,000,000. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, and one-third of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment.  The warrants will become exercisable on the later of 12 months from the closing of the Initial Public Offering or 30 days after the completion of an initial Business Combination, and will expire five years after the consummation of an initial Business Combination, or earlier upon redemption or liquidation.

As previously reported on a Current Report on Form 8-K, simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of an aggregate of 8,900,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, of which the Sponsor purchased an aggregate of 6,600,000 Private Placement Warrants, Cantor Fitzgerald & Co. purchased an aggregate of 1,897,500 Private Placement Warrants, and Piper Sandler & Co. purchased an aggregate of 402,500 Private Placement Warrants, generating gross proceeds of $8,900,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to the Private Placement Warrants.

A total of $236,900,000 of the net proceeds from the Initial Public Offering, the sale of the Private Placement Warrants and the Sponsor Loan (described in Part I of this Quarterly Report) was deposited in a trust account established for the benefit of our public shareholders, with Continental Stock Transfer & Trust Company acting as trustee.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1

Amended and Restated Memorandum and Articles of Association of the Company, dated May 5, 2022 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2022 and incorporated by reference herein)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTESIAN GROWTH CORPORATION II

Date: June 17, 2022	By:	/s/ Peter Yu
	Name:	Peter Yu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 17, 2022	By:	/s/ Beth Michelson
	Name:	Beth Michelson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)