Form 10-Q
period 2022-06-30
Cartesian Growth Corp II
filed 2022-08-15
CIK 1889112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-41378

CARTESIAN GROWTH CORPORATION II

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Fifth Avenue, 15th Floor New York, New York	10017
(Address of principal executive offices)	(Zip Code)

(212) 461-6363

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-third of one Warrant	RENEU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	RENE	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A Ordinary Share, at an exercise price of $11.50	RENEW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 15, 2022, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CARTESIAN GROWTH CORPORATION II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets
Cash	$814,170	$—
Prepaid expenses	384,878	—
Total Current assets	1,199,048	—

Deferred offering costs	—	463,629
Long-term prepaid expenses	121,065	—
Cash and marketable securities held in Trust Account	236,914,324	—
TOTAL ASSETS	$238,234,437	$463,629

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$153,639	$—
Accrued offering costs	75,320	303,895
Promissory note – related party	—	138,461
Total Current liabilities	228,959	442,356
Warrant liabilities	5,946,060	—
Convertible promissory note – related party, at fair value	4,165,549	—
Deferred underwriting fee	11,500,000	—
TOTAL LIABILITIES	21,840,568	442,356

Commitments and Contingencies
Class A ordinary shares subject to possible redemption 23,000,000 and 0 shares at redemption value at June 30, 2022 and December 31, 2021	236,914,324	—

SHAREHOLDERS’ (DEFICIT) EQUITY
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 and 0 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding(1) at June 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(20,521,030)	(3,727)
TOTAL SHAREHOLDERS’ (DEFICIT) EQUITY	(20,520,455)	21,273
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$238,234,437	$463,629

(1)
At December 31, 2021, this number included an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. As a result of the underwriters’ full exercise of their over-allotment option on the closing date of the Initial Public Offering, at June 30, 2022 there are no Class B ordinary shares subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Operating and formation costs	$225,391	$225,391
Loss from operations	(225,391)	(225,391)

Other income (expense):
Change in fair value of warrant liabilities	(412,792)	(412,792)
Change in fair value of convertible promissory note – related party	434,451	434,451
Transaction costs allocated to warrant liabilities	(195,984)	(195,984)
Interest earned on cash and marketable securities held in Trust Account	14,324	14,324
Other expense, net	(160,001)	(160,001)

Net loss	$(385,392)	$(385,392)
Basic weighted average shares outstanding, Shares subject to possible redemption	13,142,857	6,607,735
Basic net loss per ordinary share, shares subject to possible redemption	$(0.02)	$(0.03)
Basic weighted average shares outstanding, Non-redeemable Class B ordinary shares	5,420,330	5,212,500
Basic net loss per share, non-redeemable Class B ordinary shares	$(0.02)	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance — January 1, 2022	—	$—	5,750,000	$575	$24,425	$(3,727)	$21,273
Net loss	—	—	—	—	—	—	—
Balance – March 31, 2022	—	$—	5,750,000	$575	$24,425	$(3,727)	$21,273
Remeasurement for Class A ordinary shares to redemption amount	—	—	—	—	(5,951,825)	(20,131,911)	(26,083,736)
Sale of 8,900,000 Private Placement Warrants	—	—	—	—	5,927,400	—	5,927,400
Net loss	—	—	—	—	—	(385,392)	(385,392)
Balance – June 30, 2022	—	$—	5,750,000	$575	$—	$(20,521,030)	$(20,520,455)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

Six Months Ended June 30, 2022
Cash Flows from Operating Activities:
Net loss	$(385,392)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(14,324)
Transaction costs	195,984
Change in fair value of convertible promissory note – related party	(434,451)
Change in fair value of warrant liabilities	412,792
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(505,943)
Accrued expenses	153,639
Net cash used in operating activities	(577,695)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(236,900,000)
Net cash used in investing activities	(236,900,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting commissions paid	225,400,000
Proceeds from sale of Private Placement warrants	8,900,000
Proceeds from promissory note – related party	77,944
Repayment of promissory note – related party	(216,405)
Proceeds from convertible promissory note - related party	4,600,000
Payment of offering costs	(469,674)
Net cash provided by financing activities	238,291,865

Net Change in Cash	814,170
Cash – Beginning of period	—
Cash – End of period	$814,170

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$75,320
Remeasurement of Class A ordinary shares subject to possible redemption	$26,083,736
Deferred underwriting fee payable	$11,500,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Cartesian Growth Corporation II (the “Company”) was incorporated as a Cayman Islands exempted company on October 13, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or engaging in any other similar business combination with one or more businesses or entities (the “Business Combination”). The Company has not identified any potential business combination target and the Company has not, nor has anyone on its behalf, initiated any discussions, directly or indirectly, with any potential business combination target.

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from October 13, 2021 (inception) through June 30, 2022 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income on cash and marketable securities in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is CGC II Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”).

On May 10, 2022, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units”), which includes the issuance of 3,000,000 Units as a result of the underwriters’ full exercise of their overallotment option, at $10.00 per Unit, generating gross proceeds of $230,000,000, which is discussed in Note 3. Each Unit consists of one Class A ordinary share of the Company, $0.0001 par value per share (the “Class A Ordinary Shares”) and one-third of one redeemable warrant of the Company, each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment. The registration statement on Form S-1 (File No. 333-261866) for the Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on May 5, 2022.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,900,000 warrants (the “Private Placement Warrants”), each exercisable to purchase one Class A Ordinary Share at $11.50 per share, at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, Cantor Fitzgerald & Co. and Piper Sandler & Co. and/or their respective designees, generating gross proceeds of $8,900,000, which is discussed in Note 4.

Simultaneously with the consummation of the Initial Public Offering, the Sponsor loaned the Company $4,600,000, pursuant to a promissory note at no interest (the “Sponsor Loan”). The Sponsor Loan will be repaid or converted into sponsor loan warrants (the “Sponsor Loan Warrants”) at a conversion price of $1.00 per Sponsor Loan Warrant, at the Sponsor’s discretion. The Sponsor Loan Warrants will be identical to the Private Placement Warrants. If the Company does not complete an initial Business Combination, the Company will not repay the Sponsor Loan from amounts held in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”), and the proceeds held in the Trust Account will be distributed to the holders of the Class A Ordinary Shares.

Transaction costs of the Initial Public Offering amounted to $16,804,728, consisting of $4,600,000 of underwriting commissions, $11,500,000 of deferred underwriting commissions and $704,728 of other offering costs.

Following the closing of the Initial Public Offering on May 10, 2022, an amount of $236,900,000 ($10.30 per Unit) from the net proceeds of the Initial Public Offering, the sale of the Private Placement Warrants and the Sponsor Loan, was placed in the Trust Account and will be invested only in U.S. government treasury obligations having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”), that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (i) the completion of the initial Business Combination, (ii) the redemption of the public shares if the Company is unable to complete an initial Business Combination within 18 months from the closing of the Initial Public Offering, or November 10, 2023 (subject to the requirements of applicable law) (the “Combination Period”), and (iii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (a) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete an initial Business Combination within the Combination Period, or (b) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of an initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in the Company’s discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under the law or stock exchange listing requirements.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.30 per public share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

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

The Company’s initial shareholders, officers and directors have agreed to (i) to waive their redemption rights with respect to their founder shares and any public shares purchased during or after the Initial Public Offering in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete an initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period, and (iii) vote their founder shares and public shares in favor of the Company’s initial Business Combination.

The Sponsor has agreed it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended, (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company has not asked the Sponsor to reserve for such indemnification obligations. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the initial Business Combination and redemptions could be reduced to less than $10.30 per public share. In such event, the Company may not be able to complete the initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of the public shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the COVID-19 pandemic could have a negative effect on the Company’s financial position, results of operations and/or search for a target business, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.

As of June 30, 2022, the Company had $814,170 in its operating bank accounts, $236,914,324 in marketable securities held in the Trust Account to be used for the completion of a Business Combination and/or for the redemption of the public shares if the Company is unable to complete a Business Combination within the Combination Period (subject to applicable law), and working capital of $970,089.

Until the consummation of a Business Combination or the Company’s liquidation, the Company will use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans (as defined below) (see Note 5).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any future periods.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has cash of $814,170 and $0, respectively, as of June 30, 2022 and December 31, 2021. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Cash and Marketable Securities Held in Trust Account

At June 30, 2022, substantially all of the assets held in the Trust Account were held in primarily in U.S. Treasury securities. The Company did not have any assets in the Trust Account as of December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

costs associated with derivative warrant liabilities are expensed as incurred and presented as non-operating expenses. Offering costs amounted to $16,804,728, of which $16,608,744 were charged to shareholders’ deficit upon the completion of the Initial Public Offering and $195,984 were charged to operations.

Class A Ordinary Shares Subject to Possible Redemption

The Class A Ordinary Shares contain a redemption feature which allows for the redemption of such shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies its Class A Ordinary Shares outside of permanent equity as their redemption provisions are not solely within the control of the Company. The Class A Ordinary Shares were issued with other freestanding instruments (i.e., the public warrants) and as such, the initial carrying value of the Class A Ordinary Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The Class A Ordinary Shares are subject to FASB ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to FASB ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. Accordingly, at June 30, 2022, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ (deficit) equity in the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Ordinary Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption value. The redemption value of the Class A Ordinary Shares does not take into account $100,000 of dissolution expenses, as such dissolution expenses only will be taken into account in the event of the Company's liquidation. The change in the carrying value of redeemable Class A Ordinary Shares resulted in charges against additional paid-in capital and accumulated deficit.

At June 30, 2022, the Class A Ordinary Shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	(2,560,668)
Class A Ordinary Shares issuance costs	(16,608,744)
Plus:
Remeasurement of carrying value to redemption value	26,083,736
Class A Ordinary Shares subject to possible redemption	$236,914,324

Income Taxes

The Company accounts for income taxes under the FASB ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both (i) the expected impact of differences between the financial statements and tax basis of assets and liabilities and (ii) the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Since its inception, the Company is subject to income tax examinations by major taxing authorities.

The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with income tax regulations of the

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Cayman Islands, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of shares of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A Ordinary Shares and Class B ordinary shares. Accretion associated with the redeemable shares of Class A Ordinary Shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,566,666 Class A Ordinary Shares in the aggregate. As of June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company, except for 750,000 Class B ordinary shares which are no longer subject to forfeiture and thus included for dilutive purposes. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022		2022
	Class A	Class B	Class A	Class B
Basic net loss per ordinary share
Numerator:
Allocation of net loss	$(272,860)	$(112,532)	$(215,441)	$(169,951)
Denominator:
Basic weighted average shares outstanding	13,142,857	5,420,330	6,607,735	5,212,500
Basic net loss per ordinary share	$(0.02)	$(0.02)	$(0.03)	$(0.03)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Fair value is defined as the price that would be received for the sale of an asset or paid for the transfer of a liability, in an orderly transaction between market participants calculated at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

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

Derivative Financial Instruments

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”). The Company’s derivative instruments are recorded at fair value on the balance sheet with changes in the fair value reported in the statement of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Liability

The Company accounts for the warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Convertible Promissory Note (Sponsor Loan) – Related Party

The Company accounts for the Sponsor Loan issued pursuant to a convertible promissory note at no interest, under ASC Topic 815-15-25, “Derivates and Heading — Recognition” (“ASC 815-15-25”). Under ASC 815-15-25, at the inception of the convertible promissory note, the Company elected to account for such financial instrument under the fair value option. Under the fair value option, convertible promissory notes are required to be recorded at their fair value on the date of issuance, each drawdown date, and at each balance sheet date thereafter. Differences between the face value of the note and the fair value of the note at each drawdown date are recognized as either an expense in the condensed statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the condensed statements of operations. Changes in the estimated fair value of the notes are recognized as non-cash change in the fair value of the convertible promissory note in the condensed statements of operations. The fair value of the option to convert into Sponsor Loan Warrants was valued utilizing the closed-form model.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. ASU 2020-06 also introduces additional disclosure requirements for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective as of January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2022 and noted it had no effect on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. PUBLIC OFFERING

On May 10, 2022, pursuant to the Company’s Initial Public Offering, the Company sold 23,000,000 Units, which includes the issuance of 3,000,000 Units as a result of the underwriters’ full exercise of their over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A Ordinary Share and one-third of one redeemable warrant (each, a “public warrant”).

Each whole public warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment. The warrants will become exercisable on the later of 12 months from the closing of the Initial Public Offering or 30 days after the completion of the Company’s initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

In addition, if (i) the Company issues additional Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of an initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A Ordinary Share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any founder shares held by them prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (iii) the volume-weighted average trading price of the Class A Ordinary Shares during the 20 trading day period starting on the trading day prior to the day on which the Company completes its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described adjacent to “Redemption of warrants when the price per Class A Ordinary Share equals or exceeds $18.00” below, will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A Ordinary Shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event it so elect, the Company will not be required to file or maintain in effect a registration statement or register or qualify the shares under applicable blue sky laws to the extent an exemption is available.

Redemption of warrants when the price per Class A Ordinary Share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•
if, and only if, the last reported sale price of the Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

If the Private Placement Warrants are held by holders other than the Sponsor, Cantor Fitzgerald & Co., Piper Sandler & Co. or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the units being sold in the Initial Public Offering.

A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the Private Placement Warrants will be worthless (See Note 8).

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On October 20, 2021, the Company issued an aggregate of 5,750,000 Class B ordinary shares (the “founder shares”) to the Sponsor and CGC II Sponsor DirectorCo LLC (“directorCo”) for a total subscription price of $25,000, or approximately $0.004 per share. Such shares are fully paid. Prior to the initial investment in the Company of $25,000 by the Sponsor and directorCo, the Company had no assets, tangible or intangible. Up to 750,000 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the total number of outstanding public shares and founder shares upon completion of the Initial Public Offering. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the Company by the number of founder shares issued. As a result of the underwriters’ decision to fully exercise their over-allotment option on the closing date of the Initial Public Offering, there currently are no founder shares subject to forfeiture.

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

The founder shares are identical to the Class A Ordinary Shares, except as described herein. However, the holders of the founder shares have agreed (i) to vote any shares owned by them in favor of any proposed Business Combination and (ii) not to redeem any shares in connection with a shareholder vote or tender offer to approve or in connection with a proposed initial Business Combination.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor pursuant to which, commencing on May 5, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the three and six months ended June 30, 2022, the Company incurred $20,000 for these services, which is included in accrued expenses in the accompanying balance sheet.

Promissory Note — Related Party

On December 31, 2021, the Sponsor agreed to loan the Company up to $250,000 under a promissory note to be used for a portion of the expenses of the Initial Public Offering. This loan was non-interest bearing, unsecured and is due at the earlier of June 30, 2022 or the closing of the Initial Public Offering. As of June 30, 2022 and December 31, 2021, there was $0 and $138,461, respectively, outstanding under such loan. The outstanding amount of $216,405 on the closing date of the Initial Public Offering was repaid in full at the closing of the Initial Public Offering.

Convertible Promissory Note (Sponsor Loan) – Related Party

Simultaneously with the consummation of the Initial Public Offering, the Sponsor loaned the Company the Sponsor Loan, for an aggregate of $4,600,000. The proceeds of the Sponsor Loan were added to the Trust Account on the closing date of the Initial Public Offering and will be used to fund the redemption of Class A Ordinary Shares. The Sponsor Loan shall be repaid at the time of

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

an initial Business Combination, or converted into Sponsor Loan Warrants at a conversion price of $1.00 per Sponsor Loan Warrant, at the Sponsor’s discretion. The Sponsor Loan Warrants will be identical to the Private Placement Warrants. The Sponsor Loan Warrant was extended in order to ensure that the amount in the Trust Account is $10.30 per public share. If the Company does not complete an initial Business Combination, the Company will not repay the Sponsor Loan from amounts held in the Trust Account, and the proceeds held in the Trust Account will be distributed to the Company’s public shareholders. The Sponsor Loan was valued using the fair value method. At June 30, 2022, the Sponsor Loan was valued at a fair value of $4,165,549.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, it would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the funds held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants will be identical to the Private Placement Warrants, including, as to exercise price, exercisability and exercise period. As of June 30, 2022, the Company had no borrowings under any Working Capital Loans.

NOTE 6. COMMITMENTS

Registration Rights Agreement

The holders of the founder shares, Private Placement Warrants, any Sponsor Loan Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants, any Sponsor Loan Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement entered into in connection with the Initial Public Offering, requiring the Company to register such securities for resale. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the founder shares, one year after the date of the completion of the initial Business Combination or earlier if, subsequent to the initial Business Combination, the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) in the case of the Private Placement Warrants and the respective Class A Ordinary Shares underlying such Private Placement Warrants, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

On May 10, 2022, the underwriters of the Initial Public Offering were paid a cash underwriting commission of two percent (2.0%) of the gross proceeds of the Initial Public Offering, or $4,600,000. Additionally, the underwriters for the Initial Public Offering are entitled to a deferred underwriting commission of $11,500,000. Subject to the terms of the underwriting agreement of the Initial Public Offering, (i) the deferred underwriting commission will be placed in the Trust Account and released to the underwriters only upon the completion of a Business Combination and (ii) the deferred underwriting commission will be waived by the underwriters in the event that the Company does not complete a Business Combination.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ (DEFICIT) EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. At June 30, 2022, there were 23,000,000 Class A Ordinary Shares issued and outstanding, all of which were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit on the balance sheet. At December 31, 2021, there were no Class A Ordinary Shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.

Prior to a Business Combination, only holders of Class B ordinary shares will have the right to vote on the appointment of directors and may, by ordinary resolution, remove a member of the Company’s board of directors for any reason. Holders of Class A Ordinary Shares and holders of Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of the shareholders except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act (As Revised) of the Cayman Islands, as the same may be amended from time to time, or applicable stock exchange rules, the affirmative vote of at least a majority of the votes cast by the holders of the issued ordinary shares present in person or represented by proxy at a general meeting of the company and entitled to vote is required to approve any such matter voted on by its shareholders.

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

NOTE 8. WARRANT LIABILITIES

The Company accounts for the 16,566,666 warrants issued in connection with the Initial Public Offering (7,666,666 public warrants and 8,900,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to remeasurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Description	Level	June 30, 2022	May 10, 2022 (Initial Measurement)
Liabilities:
Warrant liability – Public warrants	1	$2,750,475	$—
Warrant liability – Public warrants	3	$—	$2,560,668
Warrant liability – Private Placement Warrants	3	$3,195,584	$2,972,600
Convertible Promissory Note	3	$4,165,549	$4,600,000

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

The warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the warrants is the expected volatility of the Class A Ordinary Shares. The expected volatility as of the closing date of the Initial Public Offering date was derived from observable pricing of public warrants on comparable ‘blank-check’ companies without an identified target.

The following table provides quantitative information regarding Level 3 fair value measurements:

	June 30, 2022	May 10, 2022 (Initial Measurement)
Trading stock price	$9.93	$9.89
Exercise price	$11.50	$11.50
Expected term (in years)	6.25	6.10
Volatility	1.00%	2.30%
Risk-free rate	3.03%	2.95%
Dividend yield	0.00%	0.00%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Public Warrant Liabilities	Private Warrant Liabilities	Total Warrant Liabilities
Fair value as of October 13, 2021 (inception)	$—	$—	$—
Initial measurement on May 10, 2022	2,560,668	2,972,600	5,533,268
Change in fair value	189,807	222,984	412,791
Transfer to Level 1	(2,750,475)	—	(2,750,475)
Fair value as of June 30, 2022	$—	$3,195,584	$3,195,584

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from October 13, 2021 (inception) through June 30, 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the date of the balance sheets up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Cartesian Growth Corporation II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to CGC II Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of an initial Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”), on May 9, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on October 13, 2021 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or engaging in any other similar business combination with one or more businesses or entities (the “Business Combination”).

We may pursue our initial Business Combination in any business industry or sector, however, we have focused on seeking high-growth businesses with proven or potential transnational operations or outlooks in order to capitalize on the experience, reputation, and network of our management team. Furthermore, we seek target businesses where we believe we will have an opportunity to drive ongoing value creation after our initial Business Combination is completed.

We intend to effectuate our initial Business Combination using cash from the net proceeds of our initial public offering (the “Initial Public Offering”), the sale of the Private Placement Warrants, the Sponsor Loan, our share capital or a combination of cash, share capital and debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee, located in the United States, established for the benefit of our public shareholders. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial Business Combination.

For the three and six months ended June 30, 2022, we had a net loss of $385,392 which consists of a change in the fair value of the convertible promissory note – related party of $434,451, and interest earned on cash and marketable securities held in the Trust

Account of $14,324, offset by operating costs of $225,391, a change in the fair value of warrant liabilities of $412,792, and transaction costs allocated to warrant liabilities of $195,984.

Liquidity and Capital Resources

Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share by the Sponsor and loans from the Sponsor.

On May 10, 2022, we consummated the Initial Public Offering of 23,000,000 Units, including the full exercise by underwriters of their over-allotment option, at a purchase price of $10.00 per Unit, generating total gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,900,000 Private Placement Warrants, each exercisable to purchase one Class A Ordinary Share at a price of $11.50 per share, at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, Cantor Fitzgerald & Co. and/or their respective designees, generating gross proceeds of $8,900,000.

Simultaneously with the consummation of the Initial Public Offering, the Sponsor loaned us $4,600,000 at no interest (the “Sponsor Loan”). The Sponsor Loan will be repaid or converted into sponsor loan warrants (the “Sponsor Loan Warrants”) at a conversion price of $1.00 per Sponsor Loan Warrant, at the Sponsor’s discretion. The Sponsor Loan Warrants will be identical to the Private Placement Warrants. If we do not complete a Business Combination, we will not repay the Sponsor Loan from amounts held in the Trust Account, and the proceeds held in the Trust Account will be distributed to the holders of the Class A Ordinary Shares.

A total of $236,900,000 ($10.30 per Unit) of the net proceeds from the Initial Public Offering, including the full exercise of the over-allotment option, the sale of the Private Placement Warrants and the Sponsor Loan, was placed in the Trust Account. Transaction costs of the Initial Public Offering amounted to $16,804,728, consisting of $4,600,000 of underwriting commissions, $11,500,000 of deferred underwriting commissions and $704,728 of other offering costs.

For the six months ended June 30, 2022, cash used in operating activities was $577,695. Net loss of $385,392 was affected by interest earned on cash and marketable securities held in the Trust Account of $14,324, a change in the fair value of a convertible promissory note of $434,451, a change in the fair value of warrant liabilities of $412,792 and transactions costs allocated to warrant liabilities of $195,984. Changes in operating assets and liabilities was affected by $352,304 of cash used for operating activities.

As of June 30, 2022, we had cash and marketable securities held in the Trust Account of $236,914,324 (including approximately $14,324 of interest income consisting of U.S. Treasury Bills with a maturity of 185 days or less). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less any taxes payable), to complete our initial Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash held outside of the Trust Account of $814,170 available for working capital needs. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the funds held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants will be identical to the Private Placement Warrants, including, as to exercise price, exercisability and exercise period. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under any Working Capital Loans.

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that our liquidity condition raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 10, 2023.

As of June 30, 2022, we had $814,170 in its operating bank accounts, $236,914,324 in marketable securities held in the Trust Account to be used for the completion of a Business Combination and/or for the redemption of the public shares if we are unable to complete a Business Combination by November 10, 2023 (subject to applicable law), and working capital of $970,089.

Until the consummation of a Business Combination or our liquidation, we will use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022 and December 31, 2021.

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

Warrant Liabilities

We account for the warrants issued in connection with the Initial Public Offering, which are discussed in Note 3, Note 4 and Note 9 to the unaudited condensed financial statements included elsewhere in this Quarterly Report, in accordance with FASB ASC Topic 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity.” Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations.

Ordinary Shares Subject to Possible Redemption

In accordance with FASB ASC 480-10-S99, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480-10-S99. All of the 23,000,000 Class A Ordinary Shares contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with an initial Business Combination and in connection with certain amendments to our amended and restated memorandum and articles of association. Accordingly, at June 30, 2022, all Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of shareholders’ deficit on the balance sheets.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share,” pursuant to which net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. We have two classes of shares, Class A Ordinary Shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable Class A Ordinary Shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

Recent Accounting Standards

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

A total of $236,900,000 of the net proceeds from the Initial Public Offering, the sale of the Private Placement Warrants and the Sponsor Loan was deposited in a trust account established for the benefit of our public shareholders, with Continental Stock Transfer & Trust Company acting as trustee. For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1

Underwriting Agreement, dated May 5, 2022, between the Company and Cantor Fitzgerald & Co. (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2022 and incorporated by reference herein)

3.1

Amended and Restated Memorandum and Articles of Association of the Company, dated May 5, 2022 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2022 and incorporated by reference herein)

4.1

Warrant Agreement, dated May 5, 2022, between the Company and Continental Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2022 and incorporated by reference herein)

10.1

Investment Management Trust Agreement, dated May 5, 2022, between the Company and Continental Stock Transfer & Trust Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2022 and incorporated by reference herein)

10.2

Private Placement Warrant Purchase Agreement, dated May 5, 2022, between the Company and CGC II Sponsor LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2022 and incorporated by reference herein)

10.3

Private Placement Warrants Purchase Agreement, dated May 5, 2022, between the Company and Cantor Fitzgerald & Co. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2022 and incorporated by reference herein)

10.4

Private Placement Warrants Purchase Agreement, dated May 5, 2022, between the Company and Piper Sandler & Co. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2022 and incorporated by reference herein)

10.5

Registration Rights Agreement, dated May 5, 2022, among the Company, CGC II Sponsor LLC and certain securityholders (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2022 and incorporated by reference herein)

10.6

Promissory Note for Sponsor Loan, dated May 5, 2022, issued to CGC II Sponsor LLC (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2022 and incorporated by reference herein)

10.7

Administrative Services Agreement, dated May 5, 2022, between the Company and CGC II Sponsor LLC (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2022 and incorporated by reference herein)

10.8

Letter Agreement, dated May 5, 2022, between the Company and CGC II Sponsor LLC (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2022 and incorporated by reference herein)

10.9

Letter Agreement, dated May 5, 2022, between the Company, CGC II Sponsor DirectorCo LLCand each officer and director of the Company (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2022 and incorporated by reference herein)

10.10	Form of Indemnity Agreement (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2022 and incorporated by reference herein)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTESIAN GROWTH CORPORATION II

Date: August 15, 2022	By:	/s/ Peter Yu
	Name:	Peter Yu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Beth Michelson
	Name:	Beth Michelson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)