Form 10-Q
period 2022-09-30
Cartesian Growth Corp II
filed 2022-11-08
CIK 1889112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November 8, 2022, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CARTESIAN GROWTH CORPORATION II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
CARTESIAN GROWTH CORPORATION II
CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets
Cash	$660,551	$—
Prepaid expenses	381,543	—

Total Current assets	1,042,094	—
Deferred offering costs	—	463,629
Long-term prepaid expenses	30,266	—
Cash and marketable securities held in Trust Account	237,952,221	—

TOTAL ASSETS	$239,024,581	$463,629

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$162,264	$—
Accrued offering costs	75,000	303,895
Promissory note – related party	—	138,461

Total Current liabilities	237,264	442,356

Warrant liabilities	1,662,015	—
Convertible promissory note – related party, at fair value	3,348,386	—
Deferred underwriting fee	11,500,000	—

TOTAL LIABILITIES	16,747,665	442,356

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption 23,000,000 and 0 shares at redemption value of $10.35 and $0, respectively, per share at September 30, 2022 and December 31, 2021	237,952,221	—
SHAREHOLDERS’ (DEFICIT) EQUITY
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 and 0 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding (1) at September 30, 2022 and December 31, 2021	575	575
Additional paid-in capita l	—	24,425
Accumulated deficit	(15,675,880)	(3,727)

TOTAL SHAREHOLDERS’ (DEFICIT) EQUITY	(15,675,305)	21,273

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$239,024,581	$463,629

(1)
At December 31, 2021, this number included an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. As a result of the underwriters’ full exercise of their over-allotment option on the closing date of the Initial Public Offering, at September 30, 2022 there are no Class B ordinary shares subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(UNAUDITED)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Operating and formation costs	$256,058	$481,449

Loss from operations	(256,058)	(481,449)
Other income (expense):
Change in fair value of warrant liabilities	4,284,045	3,871,253
Change in fair value of convertible promissory note – related party	817,163	1,251,614
Transaction costs allocated to warrant liabilities	—	(195,984)
Interest earned on cash and marketable securities held in Trust Account	1,037,897	1,052,221

Other income, net	6,139,105	5,979,104
Net income	$5,883,047	$5,497,655

Basic and diluted weighted average shares outstanding, Shares subject to possible redemption	23,000,000	12,131,868

Basic and diluted net income per ordinary share, shares subject to possible redemption	$0.20	$0.31

Basic weighted average shares outstanding, Non-redeemable Class B ordinary share s	5,750,000	5,394,301

Basic net income per share, non-redeemable Class B ordinary shares	$0.20	$0.31

Diluted weighted average shares outstanding, Non-redeemable Class B ordinary shares	5,750,000	5,750,000

Diluted net income per share, non-redeemable Class B ordinary shares	$0.20	$0.31

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance — January 1, 2022	—	$—	5,750,000	$575	$24,425	$(3,727)	$21,273
Net loss	—	—	—	—	—	—	—

Balance – March 31, 2022	—	$—	5,750,000	$575	$24,425	$(3,727)	$21,273
Remeasurement for Class A ordinary shares subject to possible redemption amount	—	—	—	—	(5,951,825)	(20,131,911)	(26,083,736)
Sale of 8,900,000 Private Placement Warrants	—	—	—	—	5,927,400	—	5,927,400
Net loss	—	—	—	—	—	(385,392)	(385,392)

Balance – June 30, 2022	—	$—	5,750,000	$575	$—	$(20,521,030)	$(20,520,455)
Remeasurement for Class A ordinary shares subject to possible redemption amoun t	—	—	—	—	—	(1,037,897)	(1,037,897)
Net income	—	—	—	—	—	5,883,047	5,883,047

Balance – September 30, 2022	—	$—	5,750,000	$575	$—	$(15,675,880)	$(15,675,305)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II
CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
(UNAUDITED)

Nine Months Ended September 30, 2022
Cash Flows from Operating Activities:
Net income	$5,497,655
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,052,221)
Transaction costs	195,984
Change in fair value of convertible promissory note – related party	(1,251,614)
Change in fair value of warrant liabilities	(3,871,253)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(411,809)
Accrued expense s	162,264

Net cash used in operating activities	(730,994)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(236,900,000)

Net cash used in investing activities	(236,900,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting commissions paid	225,400,000
Proceeds from sale of Private Placement warrants	8,900,000
Proceeds from promissory note – related party	77,944
Repayment of promissory note – related party	(216,405)
Proceeds from convertible promissory note - related party	4,600,000
Payment of offering costs	(469,994)

Net cash provided by financing activities	238,291,545

Net Change in Cash	660,551
Cash – Beginning of period	—

Cash – End of period	$660,551

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000

Remeasurement of Class A ordinary shares subject to possible redemption	$27,121,633

Deferred underwriting fee payable	$11,500,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from October 13, 2021 (inception) through September 30, 2022 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income on cash and marketable securities in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
SEPTEMBER 30, 2022
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
The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account was initially $10.30 per public share. The per-share
amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.
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
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had $660,551 in its operating bank accounts, $237,952,221 in marketable securities held in the Trust Account to be used for the completion of a Business Combination and/or for the redemption of the public shares if the Company is unable to complete a Business Combination within the Combination Period (subject to applicable law), and working capital of $804,830.
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
filed with the SEC on May 16, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any future periods.

CARTESIAN GROWTH CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $660,551 and $0, respectively, as of September 30, 2022 and December 31, 2021. The Company did
no
t have any cash equivalents as of September 30, 2022 and December 31, 2021.
Cash and Marketable Securities Held in Trust Account
At September 30, 2022, substantially all of the assets held in the Trust Account were held in primarily in U.S. Treasury securities. The Company did not have any assets in the Trust Account as of December 31, 2021.
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
and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred and presented as non-operating
expenses. Offering costs amounted to $16,804,728, of which $16,608,744 were charged to shareholders’ deficit upon the completion of the Initial Public Offering and $195,984 were charged to operations.

CARTESIAN GROWTH CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

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
no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. Accordingly, at September 30, 2022, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ (deficit) equity in the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Ordinary Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption value. The redemption value of the Class A Ordinary Shares does not take into account $100,000 of dissolution expenses, as such dissolution expenses only will be taken into account in the event of the Company’s liquidation. The change in the carrying value of redeemable Class A Ordinary Shares resulted in charges against additional paid-in
capital and accumulated deficit.
At September 30, 2022, the Class A Ordinary Shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	(2,560,668)
Class A Ordinary Shares issuance costs	(16,608,744)
Plus:
Remeasurement of carrying value to redemption value	27,121,633

Class A Ordinary Shares subject to possible redemption	$237,952,221

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Since its inception, the Company is subject to income tax examinations by major taxing authorities.
The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with income tax regulations of the Cayman Islands, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

CARTESIAN GROWTH CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

Net Income per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of shares of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A Ordinary Shares and Class B ordinary shares. Accretion associated with the redeemable shares of Class A Ordinary Shares is excluded from income per ordinary share as the redemption value approximates fair value.
The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,566,666 Class A Ordinary Shares in the aggregate. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company, except for 750,000 Class B ordinary shares which are no longer subject to forfeiture and thus included for dilutive purposes. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022		2022
	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$4,706,438	$1,176,609	$3,805,556	$1,692,099
Denominator:
Basic weighted average shares outstanding	23,000,000	5,750,000	12,131,868	5,394,301

Basic net income per ordinary share	$0.20	$0.20	$0.31	$0.31

	Class A	Class B	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net incom e	$4,706,438	$1,176,609	$3,729,858	$1,767,797
Denominator:
Diluted weighted average shares outstanding	23,000,000	5,750,000	12,131,868	5,750,000

Diluted net income per ordinary share	$0.20	$0.20	$0.31	$0.31

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

CARTESIAN GROWTH CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

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
SEPTEMBER 30, 2022
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
Redemption of warrants when the price per Class
 A Ordinary Share equals or exceeds $18.00
. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

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
SEPTEMBER 30, 2022
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
Administrative Services Agreement
The Company entered into an agreement with the Sponsor pursuant to which, commencing on May 5, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the three and nine months ended September 30, 2022, the Company incurred $50,000 for these services, of which $10,000 is included in accrued expenses in the accompanying balance sheet.
Promissory Note — Related Party
On December 31, 2021, the Sponsor agreed to loan the Company up to $250,000 under a promissory note to be used for a portion of the expenses of the Initial Public Offering. This loan was non-interest
bearing, unsecured and was due at the earlier of June 30, 2022 or the closing of the Initial Public Offering. As of September 30, 2022 and December 31, 2021, there was $0 and $138,461, respectively, outstanding under such loan. The outstanding amount of $216,405 on the closing date of the Initial Public Offering was repaid in full at the closing of the Initial Public Offering.

CARTESIAN GROWTH CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

Convertible Promissory Note (Sponsor Loan) – Related Party
Simultaneously with the consummation of the Initial Public Offering, the Sponsor loaned the Company the Sponsor Loan, for an aggregate of $4,600,000. The proceeds of the Sponsor Loan were added to the Trust Account on the closing date of the Initial Public Offering and will be used to fund the redemption of Class A Ordinary Shares. The Sponsor Loan shall be repaid at the time of an initial Business Combination, or converted into Sponsor Loan Warrants at a conversion price of $1.00 per Sponsor Loan Warrant, at the Sponsor’s discretion. The Sponsor Loan Warrants will be identical to the Private Placement Warrants. The Sponsor Loan Warrant was extended in order to ensure that the amount in the Trust Account is $10.30 per public share. If the Company does not complete an initial Business Combination, the Company will not repay the Sponsor Loan from amounts held in the Trust Account, and the proceeds held in the Trust Account will be distributed to the Company’s public shareholders. The Sponsor Loan was valued using the fair value method. At September 30, 2022, the Sponsor Loan was valued at a fair value of $3,348,386.
Working Capital Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, it would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the funds held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants will be identical to the Private Placement Warrants, including, as to exercise price, exercisability and exercise period. As of September 30, 2022, the Company had no borrowings under any Working Capital Loans.
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

CARTESIAN GROWTH CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

NOTE 7. SHAREHOLDERS’ (DEFICIT) EQUITY
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 200,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. At September 30, 2022, there were 23,000,000 Class A Ordinary Shares issued and outstanding, all of which were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit on the balance sheet. At December 31, 2021, there were no Class A Ordinary Shares issued and outstanding.
Class
 B Ordinary Shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.
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

CARTESIAN GROWTH CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	May 10, 2022 (Initial Measurement)
Liabilities:
Warrant liability – Public warrants	1	$766,667	$—
Warrant liability – Public warrants	3	$—	$2,560,668
Warrant liability – Private Placement Warrants	3	$895,348	$2,972,600
Convertible Promissory Note	3	$3,348,386	$4,600,000
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
The following table provides quantitative information regarding Level 3 fair value measurements:

	September 30, 2022	May 10, 2022 (Initial Measurement)
Trading stock price	$10.06	$9.89
Exercise price	$11.50	$11.50
Expected term (in years)	5.76	6.10
Volatility	8.30%	2.30%
Risk-free rate	4.03%	2.95%
Dividend yield	0.00%	0.00%
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Public Warrant Liabilities	Private Warrant Liabilities	Total Warrant Liabilities
Fair value as of October 13, 2021 (inception)	$—	$—	$—
Initial measurement on May 10, 2022	2,560,668	2,972,600	5,533,268
Change in fair value	189,807	222,984	412,791
Transfer to Level 1	(2,750,475)	—	(2,750,475)

Fair value as of June 30, 2022	$—	$3,195,584	$3,195,584
Change in fair value		(2,300,236)	(2,300,236)

Fair value as of September 30, 2022	$—	$895,348	$895,348

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from October 13, 2021 (inception) through September 30, 2022.
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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee, located in the United States, established for the benefit of our public shareholders. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial Business Combination.

For the three months ended September 30, 2022, we had net income of $5,883,047 which consists of a change in the fair value of warrant liabilities of $4,284,045, a change in the fair value of the convertible promissory note – related party of $817,163, and interest earned on cash and marketable securities held in the Trust Account of $1,037,897, offset by operating and formation costs of $256,058.

For the nine months ended September 30, 2022, we had net income of $5,497,655 which consists of a change in the fair value of warrant liabilities of $3,871,253, a change in the fair value of the convertible promissory note – related party of $1,251,614, and interest earned on cash and marketable securities held in the Trust Account of $1,052,221, offset by operating and formation costs of $481,449 and transaction costs of $195,984.

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

For the nine months ended September 30, 2022, cash used in operating activities was $730,994. Net income of $5,497,655 was affected by interest earned on cash and marketable securities held in the Trust Account of $1,052,221, a change in the fair value of a convertible promissory note of $1,251,614, a change in the fair value of warrant liabilities of $3,871,253 and transactions costs allocated to warrant liabilities of $195,984. Changes in operating assets and liabilities was affected by $249,545 of cash used for operating activities.

As of September 30, 2022, we had cash and marketable securities held in the Trust Account of $237,952,221 (including approximately $1,052,221 of interest income consisting of U.S. Treasury Bills with a maturity of 185 days or less). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less any taxes payable), to complete our initial Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash held outside of the Trust Account of $660,551 available for working capital needs. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the funds held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants will be identical to the Private Placement Warrants, including, as to exercise price, exercisability and exercise period. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under any Working Capital Loans.

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

As of September 30, 2022, we had $660,551 in our operating bank accounts, $237,952,221 in marketable securities held in the Trust Account to be used for the completion of a Business Combination and/or for the redemption of the public shares if we are unable to complete a Business Combination by November 10, 2023 (subject to applicable law), and working capital of $804,830.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022 and December 31, 2021.

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

Ordinary Shares Subject to Possible Redemption

In accordance with FASB ASC 480-10-S99, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480-10-S99. All of the 23,000,000 Class A Ordinary Shares contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with an initial Business Combination and in connection with certain amendments to our amended and restated memorandum and articles of association. Accordingly, at September 30, 2022, all Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of shareholders’ deficit on the balance sheets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 10, 2022, we consummated the Initial Public Offering of 23,000,000 Units, including the full exercise by underwriters of their over-allotment option, at a purchase price of $10.00 per Unit, generating total gross proceeds of $230,000,000. The securities sold in our Initial Public Offering were registered under the Securities Act on registration statement on Form S-1 (File No. 333-261866). The registration statement became effective on March 5, 2022.

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

CARTESIAN GROWTH CORPORATION II

Date: November 8, 2022	By:	/s/ Peter Yu
	Name:	Peter Yu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Beth Michelson
	Name:	Beth Michelson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)