Form 10-K
period 2022-12-31
Cartesian Growth Corp II
filed 2023-03-30
CIK 1889112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-41378

CARTESIAN GROWTH CORPORATION II
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Fifth Avenue, 15 th Floor New York, New York	10017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212)
461-6363
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-third of one Warrant	RENEU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	RENE	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A Ordinary Share, at an exercise price of $11.50	RENEW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☒    No  ☐
The aggregate market value of the voting stock held by
non-affiliates
of the Registrant on June 30, 2022, based upon the closing price of $
10.02
 of the Registrant’s common stock as reported on the Nasdaq Capital Market, was approximately
$230.5
 million. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting
common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March
30
, 2023, 23,000,000

Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares par value $0.0001 per share, were issued and outstanding, respectively.

Auditor Firm ID: 688	Auditor Name: Marcum LLP	Auditor Location: West Palm Beach, FL

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”) or unless the context otherwise requires references to:

•	“we,” “us,” “company” or “our company” are to Cartesian Growth Corporation II, a Cayman Islands exempted company;

•	“Class A ordinary shares” are to our Class A ordinary shares of par value $0.0001 per share in the share capital of the company;

•	“Class B ordinary shares” are to our Class B ordinary shares of par value $0.0001 per share in the share capital of the company;

•	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as the same may be amended from time to time;

•	“directorCo” is to CGC II Sponsor DirectorCo LLC, a Cayman Islands limited liability company;

•

“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for Class A ordinary shares issued in a financing transaction in connection with our initial business combination, including but not limited to a private placement of equity or debt;

•

“founder shares” are to our Class B ordinary shares initially purchased by our sponsor and directorCo in a private placement prior to the initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof as described in our amended and restated memorandum and articles of association (for the avoidance of doubt, such shares of our Class A ordinary shares will not be “public shares”);

•	“initial shareholders” are to our sponsor, directorCo and the other holders of our founder shares prior to the closing of the initial public offering;

•	“management” or our “management team” are to our executive officers and directors;

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

•

“private placement warrants” are to the warrants we sold to our sponsor, Cantor Fitzgerald & Co. and Piper Sandler & Co. in a private placement simultaneously with the closing of the initial public offering;

•

“public shares” and “public warrants” are to the Class A ordinary shares and warrants, respectively, which were sold as part of the units in the initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

•

“public shareholders” and “public warrant holders” are to the holders of our public shares and public warrants, including our sponsor and management team to the extent they purchase public shares or public warrants, provided that their status as “public shareholders” and “public warrant holders” shall exist only with respect to such public shares or public warrants;

•	“sponsor” are to CGC II Sponsor LLC, a Cayman Islands limited liability company;

•	“sponsor loan” are to the loan our sponsor made to us simultaneously with the closing of the initial public offering; and

•	“sponsor loan warrants” are to the warrants that may be issued to our sponsor upon conversion of the sponsor loan as described in this Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purpose of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our expectations around the performance of a prospective target business or businesses;

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•

our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•

our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic, the recent invasion of Ukraine by Russia and the increased rate of inflation in the United States;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” elsewhere in this report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” in Part I, Item 1A may not be exhaustive.

PART I

Item 1. Business

Introduction

We are a blank check company newly incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, or reorganization or engaging in any other similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report as our initial business combination. While we may pursue our initial business combination in any business industry or sector, we have initially focused on seeking high-growth businesses with proven or potential transnational operations or outlooks in order to capitalize on the experience, reputation, and network of our management team. Furthermore, we seek target businesses where we believe we will have an opportunity to drive ongoing value creation after our initial business combination is completed, as our management team has done with multiple investments over a wide range of sectors, industries and geographical locations.

Initial Public Offering

On May 10, 2022, we consummated the initial public offering of 23,000,000 units, including the full exercise by the underwriters of their over-allotment option, at a purchase price of $10.00 per unit, generating total gross proceeds of $230,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 8,900,000 private placement warrants, each exercisable to purchase one Class A Ordinary Share at a price of $11.50 per share, at a price of $1.00 per private placement warrant in a private placement to our sponsor, generating gross proceeds of $8,900,000.

Simultaneously with the closing of the initial public offering, our sponsor loaned us $4,600,000 at no interest. The sponsor loan will be repaid or converted into sponsor loan warrants at a conversion price of $1.00 per sponsor loan warrant, at the sponsor’s discretion. The sponsor loan warrants will be identical to the private placement warrants. If we do not complete an initial business combination, we will not repay the sponsor loan from amounts held in the trust account with Continental Stock Transfer & Trust Company acting as trustee established for the benefit of our public shareholders (the “trust account”), and the proceeds held in the trust account will be distributed to the holders of our Class A Ordinary Shares.

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

Management Expertise

Our sponsor is an affiliate of Cartesian Capital Group, LLC (“Cartesian”), a global private equity firm and registered investment adviser headquartered in New York City, New York. Cartesian has extensive experience providing growth capital to companies around the world. Since its inception in 2006, Cartesian has managed more than $3 billion in committed capital. Cartesian was founded by Peter Yu, our Chairman and Chief Executive Officer, who previously founded and served as Chief Executive Officer of AIG Capital Partners, Inc. (“AIGCP”), a leading international private equity firm with over $4.5 billion in committed capital.

Cartesian’s team currently consists of 23 professionals, who together have more than 300 years of international private equity experience. Collectively, the Cartesian team has executed more than 55 market-leading investments across 30 countries. Over the years, the Cartesian team has developed an extensive network of relationships, particularly in North America, Europe, South America, and Asia, and an established record of innovative and opportunistic investing, consistent discipline, and significant value creation for all stakeholders.

We believe our team has the required analytic, financial, and operational expertise to complete a successful initial business combination and generate attractive risk-adjusted returns for our shareholders. Business Strategy

Our acquisition and value-creation strategy is to identify and combine with an established high-growth company that can benefit from both a constructive combination and continued value-creation by our management team. We believe that our management team’s cycle-tested and distinctive investment approach will contribute to a successful initial business combination and the continued development of the combined company. This approach involves a growth-oriented strategy and disciplined value-creation which we believe the Cartesian team has consistently maintained and refined for over more than 20 years.

Cartesian’s strategy is to provide growth capital to closely-held firms and assist their development as world-class multinational companies. Our management team has built numerous market-leading transnational companies across a wide range of sectors, regions, and countries. As growth-capital investors, our management team has generated investment returns through intelligent growth and thoughtful internationalization of businesses in cooperation with incumbent owners and management teams. We believe this proven, partnership-driven, skill set should be particularly attractive to potential target companies.

In terms of value-creation, our management team has helped companies develop through organic growth, targeted combinations, opportunistic aggregation of individual assets, and fundamental transformations. Our team has worked closely with management teams to develop new market-entry strategies, evaluate acquisition and disposal targets, and implement risk management, business intelligence, and strategic planning functions. We believe that this extensive track record of value creation should also enhance our ability to complete a successful business combination.

For more than 20 years, the Cartesian team has employed a consistent strategy to identify and create investment opportunities focusing on long-term continuities and short-term dislocations. We define “continuities” as large-scale forces (e.g., demographic, industrial, technological) driving global economic change over a multi-decadal period. We define “dislocations” as inefficiencies that result in a temporary divergence between value and price, whether fueled by macroeconomic, sectoral, corporate, or even familial events. We will employ this same approach to identify potential target businesses.

From our longstanding practice, we have developed an extensive network of relationships with commercially successful families and privately held businesses in a wide range of industries and sectors around the world. We have worked closely with the advisors to those families and businesses, who often refer projects, companies, and potential partners to us. We will draw on this network as well as our expertise and relationships globally to develop a robust flow of acquisition opportunities.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we consider relevant in evaluating prospective target businesses. We intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet any of these criteria and guidelines.

We intend to seek to acquire target businesses that:

•	we believe have meaningful and attractive high-growth potential, whether organic or inorganic;

•	have been identified through a proprietary process rather than a competitive process;

•	we believe have proven business models as we do not intend to assume risks of unproven technologies;

•	have significant transnational operations or attractive potential for transnational operations;

•	operate in a manner consistent with the United Nations Principles for Responsible Investment or can promptly be aligned to operate in accordance with such principles;

•	are led by proven management teams;

•	are owned in large part by a family, management team and/or sponsor that will retain a significant portion of the equity capital of the business after our initial business combination;

•

are supportive of and welcome additional value-creation and institution-building efforts, including enhanced corporate governance and financial transparency, expanded business intelligence and strategic planning activity and improved risk management capabilities; and

•	are willing to participate in our initial business combination on terms that will offer an attractive valuation for our shareholders.

These criteria and guidelines are not intended to be exhaustive or inviolate. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into an initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the Securities and Exchange Commission (the “SEC”).

Initial Business Combination

Nasdaq rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable, if any, on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. If we do not obtain a fairness opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”) or from an independent accounting firm, with respect to such criteria, the fair market value of such a target would be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow and/or book value, discounted cash flow valuation, or value of comparable businesses. We can provide no assurances that our management team’s expertise will guarantee a successful initial business combination. In addition, our management team is not required to devote a significant or certain amount of time to our businesses and our management team is currently devoting time to, and is involved with, other businesses. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We will have until 18 months from the closing of the initial public offering, or November 10, 2023, to consummate an initial business combination. We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. Nasdaq rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable, if any, on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We also expect to utilize our operational and capital planning experience.

Given our experience, we will have the capacity to appropriately source opportunities and conduct a substantial portion of due diligence ourselves, relying less on third parties than many other similar companies.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or any of their respective affiliates, although we do not intend to do so. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that our initial business combination is fair to our company from a financial point of view.

Certain of our officers and directors presently have, and any of them in the future may have additional fiduciary or contractual obligations to other entities pursuant to which such officer or director may be required to present a business combination opportunity to such entities. Any such companies, businesses or investments may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. If any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity first and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination.

In addition, we may, at our option, pursue an affiliated joint acquisition with an entity to which an officer or director has a fiduciary or contractual obligation. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by undertaking a specified future issuance to such parties.

Human Capital Resources

We currently have two executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Our Website

Our corporate website address is https://www.cartesiangrowth.com/cgc2. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this report.

Periodic Reporting and Audited Financial Statements

We have registered our units, Class A ordinary shares and public warrants under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, generally accepted in the United States of America (“GAAP”), international financing reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act beginning for the fiscal year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. On May 5, 2022, we filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We will remain an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A. Risk Factors

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors,” below. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect an initial business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

•	we are an early stage incorporated exempted company with no operating history;

•	lack of opportunity to vote on our proposed business combination;

•	lack of protections normally afforded to investors of blank check companies;

•	third-party claims reducing the per-share redemption price;

•	our shareholders being held liable for claims by third parties against us;

•	delay in receiving distributions from the trust account;

•	the exercise of registration rights by our security holders may have an adverse effect on the market price of our Class A ordinary shares;

•	our initial shareholders controlling a substantial interest in us;

•	deviation from acquisition criteria and guidelines;

•	issuance of equity and/or debt securities to complete a business combination;

•	lack of working capital;

•	ability to obtain additional financing;

•	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

•	failure to enforce our sponsor’s indemnification obligations;

•	negative interest rate for securities in which we invest the funds held in the trust account;

•	resources spent researching acquisitions that are not consummated;

•	dependence on key personnel;

•	past performance by our management team is not indicative of future performance of an investment in us;

•	conflicts of interest of our sponsor, officers and directors;

•	the impact of the COVID-19 pandemic and related risks;

•	the delisting of our securities by Nasdaq;

•	warrant holders limited to exercising warrants only on a “cashless basis;”

•	ability to amend the terms of our warrants with the approval by the holders of at least 65% of the then outstanding public warrants;

•	shares being redeemed and warrants becoming worthless;

•	adverse effect of warrants on the market price of our Class A ordinary shares;

•	our shareholders’ inability to vote or redeem their shares in connection with our extensions;

•	disadvantageous timing for redeeming warrants;

•	there is currently no market for our securities and a market for our securities may not develop;

•	completing a business combination with a company located in a foreign jurisdiction;

•	changes in laws or regulations, or our failure to comply with any laws and regulations;

•	uncertain or adverse U.S. federal income tax consequence; and

•	difficulties and limitations in protecting your interests, and your ability to protect your rights through the U.S. federal courts.

You should carefully consider these and the other risks set forth in the section entitled “Risk Factors” of this Annual Report.

Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider all of the risks described below, together with the other information contained in this Annual Report. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We are an early stage incorporated exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an early stage incorporated exempted company with no operating results, and we will not commence operations until after the consummation of our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other legal reasons. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete.

If we seek shareholder approval of our initial business combination, our initial shareholders, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike many other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares as well as any public shares purchased during or after this offering, in favor of our initial business combination. Our officers and directors have also agreed, pursuant to the terms of letter agreements, to vote any public shares owned by them immediately before the initial public offering as well as any public shares acquired in the initial public offering or in the aftermarket in favor of such proposed business combination. Our initial shareholders own 20% of our outstanding ordinary shares. If we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if our initial shareholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may complete our initial business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by November 10, 2023. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to November 10, 2023. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.

The COVID-19 pandemic resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities.

The United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe. The United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.30 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by November 10, 2023. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of the COVID-19 coronavirus, the recent invasion of Ukraine by Russia, the increased rate of inflation in the United States and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either case, our public shareholders may receive only $10.30 per share, or less than $10.30 per share, on the redemption of their shares, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.30 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.30 per share” and other risk factors herein.

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors or any of their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial shareholders, directors, executive officers, advisors or any of their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, executive officers, advisors or any of their affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these or any other procedures, its shares may not be redeemed.

The founder shares beneficially owned by our initial shareholders, our officers and directors will not participate in liquidating distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

Our initial shareholders, officers and directors have entered into letter agreements with us, copies of which are filed as exhibits to this Annual report on Form 10-K, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, and our initial shareholders, officers and directors have agreed to waive their redemption rights with respect to any public shares they may acquire during or after the initial public offering, in connection with the completion of our initial business combination. Our initial shareholders have also waived their right to receive distributions with respect to their founder shares upon our liquidation if we are unable to consummate our initial business combination. Accordingly, the founder shares will be worthless if we do not consummate our initial business combination. The private placement warrants and any other warrants they acquire will also be worthless if we do not consummate an initial business combination. The personal and financial interests of our initial shareholders, officers and directors may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.30 per share or which approximates the per-share amount in our trust account at such time. The purpose of such issuances in PIPE transactions will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue in PIPE transactions may therefore be less, and potentially significantly less, than the market price for our shares at such time.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the initial public offering, the sale of the private placement warrants and the sponsor loan are intended to be used to complete our initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.30 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the initial public offering, the sale of the private placement warrants and the sponsor loan, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating our initial business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.30 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.30 per share” and other risk factors herein.

If the funds not being held in the trust account are insufficient to allow us to operate until at least November 10, 2023, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 18 months following the closing of the initial public offering, or November 10, 2023, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the initial public offering and potential loans from certain of our affiliates are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that, upon the closing of the initial public offering, the funds available to us outside of the trust account will be sufficient to allow us to operate until at least November 10, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.30 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.30 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.30 per share” and other risk factors herein.

If the net proceeds of the initial public offering, the sale of the private placement warrants and the sponsor loan not being held in the trust account are insufficient to allow us to operate until at least November 10, 2023, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our taxes, if any, and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination. Our sponsor is not obligated to fund such loans.

The funds available to us outside of the trust account to fund our working capital requirements may not be sufficient to allow us to operate until at least December 22, 2022, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. We believe that the funds available to us outside of the trust account, together with funds available from loans from our Sponsor will be sufficient to allow us to operate until at least November 10, 2023; however, we cannot assure you that our estimate is accurate. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to, or otherwise invest in, us in such circumstances. Any such loans would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only $10.30 per share, or less in certain circumstances, and our warrants will expire worthless., our public shareholders may receive less than $10.30 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.30 per share” and other risk factors below.

Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed by them to our company, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

If we are unable to consummate our initial business combination by November 10, 2023, our public shareholders may be forced to wait beyond the ten business day period thereafter before redemption from our trust account.

If we are unable to consummate our initial business combination by November 10, 2023, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account not previously released to us to pay our taxes, if any, less up to $100,000 of interest for our dissolution expenses, divided by the number of then outstanding public shares and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to our commencing any voluntary liquidation. If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account, then such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the ten business days following the 18-month initial business combination period before the redemption proceeds of our trust account become available to them, and they receive the return of their portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

We are not, under our amended and restated memorandum and articles of association, permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to an initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following the business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed by them to us, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.30 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any taxes payable) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies with which we may complete such a business combination.

Nasdaq rules and our amended and restated memorandum and articles of association require that the target business or businesses that we acquire must have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable, if any, on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that we may complete a business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account, which may be less than $10.30 per share.

We are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on one or more standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow and/or book value, discounted cash flow valuation, or value of comparable businesses. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Unlike most other similarly structured blank check companies, our sponsor will receive additional Class A ordinary shares if we issue shares to complete an initial business combination.

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of our ordinary shares issued and outstanding upon completion of the initial public offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued by us in connection with or in relation to the completion of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller of a target business in the initial business combination and any private placement warrants issued to our sponsor or any of its affiliates or any member of our management team upon conversion of working capital loans. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. This is different than most other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.30 per share, or less than such amount in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.30 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

We may have limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to us, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers and directors. Our executive officers and directors also serve as officers and/or board members for other entities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, Cantor Fitzgerald & Co. and Piper Sandler & Co. will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

As of the date of this Annual Report, there are 5,750,000 founder shares outstanding, all of which are held of record by our sponsor. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the total number of outstanding public shares and founder shares after the initial public offering. The founder shares will be worthless if we do not complete our initial business combination. In addition, our sponsor, Cantor Fitzgerald & Co. and Piper Sandler & Co. purchased an aggregate of 8,900,000 private placement warrants, each of which such warrants will be exercisable for one Class A ordinary share at $11.50 per share. Of those 8,900,000 private placement warrants, 6,600,000 warrants were purchased by our sponsor, 1,897,500 warrants were purchased by Cantor Fitzgerald & Co. and 402,500 warrants were purchased by Piper Sandler & Co. The private placement warrants will also be worthless if we do not complete a business combination. The initial shareholders have agreed (i) to vote any shares owned by them in favor of any proposed business combination and (ii) not to redeem any shares in connection with a shareholder vote or tender offer to approve or in connection with a proposed initial business combination. In addition, if we do not complete an initial business combination, we will not repay the sponsor loan from amounts held in the trust account, and we would most likely not have other available funds to repay the sponsor loan. The personal and financial interests of our initial shareholders may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as November 10, 2023, nears, which is the deadline for the completion of our initial business combination.

Our independent directors have a financial interest in our founder shares, either directly or through directorCo. They acquired that interest at no cost. As a result, our independent directors have a financial interest in consummating an initial business combination, even if our stock declines in value after that business combination and our public shareholders experience losses in connection with their investment. However, if we do not consummate our initial business combination, the founder shares would be worthless. The financial interest of our independent directors in the founder shares may give rise to a potential conflict of interest in considering potential target businesses. You should consider this potential conflict of interest in deciding whether to invest in the initial public offering and whether to redeem your shares at the time of our initial business combination.

On October 20, 2021, our sponsor and directorCo purchased 5,750,000 founder shares for a purchase price of $25,000, or approximately $0.004 per share. Our independent directors are members of directorCo, and have a financial interest in directorCo’s founder shares. Our independent directors acquired that membership interest at no cost. Consequently, our independent directors may profit substantially if we consummate our initial business combination, even if our stock price declines in value after that business combination and our public shareholders, who typically have purchased their units or shares for prices at or about $10.00 each, experience significant losses in connection with their investment. If we fail to consummate an initial business combination, however, the founder shares will be worthless, although in contrast our public shareholders will receive a pro rata distribution of the aggregate amount then on deposit in the trust account. As a result, the financial interest of our independent directors in our founder shares may prompt them to consider an initial business combination with a risky target business and/or on terms that may not be favorable to our public shareholders, particularly as the deadline for completing our initial business combination nears. You should consider our independent directors’ potential conflict of interest when deciding whether to invest in the initial public offering. If you do invest in the initial public offering, you should consider this potential conflict of interest when you decide whether to redeem your shares at the time of our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities (other than the sponsor loan), or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy and other purposes; and

•	other disadvantages compared to our competitors who have less debt.

We may be able to complete only one business combination with the net proceeds of the initial public offering, the sale of the private placement warrants and the sponsor loan, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

If we effect our initial business combination with a business located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect an initial business combination with a business located outside of the United States. If we do, we would be subject to any special considerations or risks associated with businesses operating in the target’s home jurisdiction, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals and shareholders generally;

•	laws governing the manner in which future business combinations may be effected;

•	differing laws and regulations regarding exchange listing and delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	inflation greater than that experienced in the United States;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we are unable to do so, our operations might suffer.

If we effect our initial business combination with a business located outside of the United States, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial business combination with a business located outside of the United States, the laws of the country in which such business operates will govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements or enforce remedies for breaches of those agreements in that jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a business located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of U.S. courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the United States) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

We may re-domicile into another foreign jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern all of our material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another foreign jurisdiction. If we determine to do this, the laws of such jurisdiction would likely govern all of our material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the Cayman Islands or the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Any such re-domiciliation and the international nature of our business will likely subject us to foreign regulation.

We may migrate to another jurisdiction in connection with our initial business combination and such migration may result in taxes imposed on shareholders.

As a Cayman Islands entity, we do not have access to a network of income tax treaties to protect us from withholding taxes or gains taxes that may be imposed by other jurisdictions. As a result, it may not be possible to effect repatriation of earnings or the receipt of income from our investments in a tax efficient manner. Accordingly, we may, in connection with our initial business combination or earlier, and subject to requisite shareholder approval under the Companies Act, transfer    by way of continuation (migrate) to a different jurisdiction, including, for example, the jurisdiction in which the target company or business is located. Such a transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident and/or the jurisdictions in which its owners are resident if it is a tax transparent entity under the tax laws of such jurisdictions (including under any anti-deferral regime). We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may also be subject to withholding taxes or other taxes imposed by the jurisdiction where we are migrated to with respect to their ownership of us.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition. Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent. Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management team may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with such laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, including the recent invasion of Ukraine by Russia and the resulting sanctions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination on terms favorable to our investors altogether.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure an initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the outstanding equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our initial shareholders, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their constitutional documents. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association that will make it easier for us to consummate an initial business combination that some of our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their constitutional documents. For example, blank check companies have amended the definition of initial business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association prior to our initial business combination. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, being (i) the affirmative vote of at least a two-thirds (2/3) majority of the votes cast by the holders of the issued ordinary shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter or (ii) a unanimous written resolution of the shareholders.

Our sponsor, officers and directors have agreed, each pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 10, 2023, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (less any interest released to us for taxes, if any), divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our initial shareholders, officers and directors. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Provisions of our amended and restated memorandum and articles of association (and corresponding provisions of the agreement governing the release of funds from our trust account) relating to the rights and obligations attaching to our Class A ordinary shares and certain aspects of our pre-business combination activity may be amended with the approval of a special resolution being (i) the affirmative vote of at least a two-thirds (2/3) majority of the votes cast by the holders of the issued ordinary shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter or (ii) a unanimous written resolution of the shareholders, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the consummation of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their constitutional documents which prohibits the amendment of certain provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. Amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders in many cases. Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-business combination activity, may be amended if approved by special resolution, being (i) the affirmative vote of at least a two-thirds (2/3) majority of the votes cast by the holders of the issued ordinary shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter or (ii) a unanimous written resolution of the shareholders, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares, which is a lower amendment threshold than that of many blank check companies.

Our initial shareholders and their permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 20% of the total number of our founder shares and our Class A ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the consummation of an initial business combination that some of our shareholders may not support.

Our initial shareholders, officers and directors have agreed, each pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 10, 2023, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (less any interest released to us for taxes, if any), divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our initial shareholders, officers and directors. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers and directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the initial public offering, the sale of the private placement warrants and the sponsor loan will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the initial public offering, the sale of the private placement warrants and the sponsor loan prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.30 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, less up to $100,000 of interest for dissolution expenses, on the liquidation of our trust account. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.30 per share, or less in some circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Our sponsor and affiliated entities control a substantial interest in us and thus may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our initial shareholders collectively own, on an as-converted basis, 20% of the total number of our founder shares and our issued and outstanding Class A ordinary shares. Our initial shareholders, officers and directors or their affiliates could determine in the future to make purchases of securities in the open market or in private transactions, to the extent permitted by law. In connection with any vote for a proposed business combination, our sponsor has agreed to vote the founder shares owned by it immediately before the initial public offering, and our initial shareholders, officers and directors have agreed to vote any Class A ordinary shares acquired in the initial public offering or in the aftermarket in favor of such proposed business combination.

Our board of directors is divided into three classes, each of which generally serves for a term of three years with only one class of directors being appointed in each year. It is unlikely that there will be an annual general meeting to appoint new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under corporate law for up to 18 months. If there is an annual general meeting, as a consequence of our “staggered” board of directors, fewer than half of the board of directors will be considered for appointment and our sponsor, because of its ownership position, will have considerable influence regarding the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors. In addition, under our amended and restated memorandum and articles of association, the holders of our founder shares may, by ordinary resolution under our amended and restated articles of association, remove a member of our board of directors for any reason prior to the consummation of our initial business combination. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

Our outstanding warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effect a business combination.

We issued warrants to purchase 7,666,666 Class A ordinary shares as part of the units sold in the initial public offering and, simultaneously with the closing of the initial public offering, we issued in a private placement 8,900,000 private placement warrants, each exercisable to purchase one Class A ordinary share. We may also issue additional warrants to our sponsor, officers, directors or their affiliates upon redemption of promissory notes issued to such entities or individuals for loans made to supplement our working capital requirements, as described elsewhere in this Annual Report. To the extent we issue Class A ordinary shares to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results and may have an adverse effect on the market price of our Class A ordinary shares or may make it more difficult for us to consummate an initial business combination.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (SPACs)” (the “SEC Statement”), wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. The SEC Statement uniformly affected all SPACs by identifying that industry practice constituted a material weakness with respect to the accounting treatment for SPAC warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in the Financial Accounting Standard Board’s Accounting Standards Codification Topic 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity”, determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may prefer combining with a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

A provision of our warrant agreement may make it more difficult for us to complete an initial business combination.

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described herein will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

If we do not hold an annual general meeting until after the consummation of our initial business combination, shareholders will not be afforded an opportunity to appoint directors and to discuss company affairs with management until such time.

Unless otherwise required by law or Nasdaq, we do not currently intend to call an annual general meeting until after we consummate our initial business combination. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Risks Relating to Our Securities

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants are currently listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. We cannot assure you that we will be able to meet those initial listing requirements at that time. If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants are listed on Nasdaq, our units, Class A ordinary shares and warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

A market for our securities may not fully develop or be sustained, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 pandemic, the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases). An active trading market for our securities may not fully develop or be sustained. Additionally, if our securities become delisted from Nasdaq for any reason, and are quoted on the OTC Pink Sheets, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of our securities may be more limited than if we were listed on Nasdaq or another national exchange. You may be unable to sell your securities unless a market can be fully developed and sustained.

If we do not maintain a current and effective prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis.”

If we do not maintain a current and effective prospectus relating to the Class A ordinary shares issuable upon exercise of the public warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis.” As a result, the number of Class A ordinary shares that holders will receive upon exercise of the public warrants will be fewer than it would have been had such holders exercised their warrants for cash. Under the terms of the warrant agreement, we have agreed to use our commercially reasonable efforts to maintain a current and effective prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced. Notwithstanding the foregoing, the private placement warrants and any other warrants that may be issued to our officers, directors, sponsor or their affiliates may be exercisable for unregistered Class A ordinary shares for cash even if the prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants is not current and effective.

An investor will be able to exercise a warrant only if the issuance of Class A ordinary shares upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No public warrants will be exercisable for cash and we will not be obligated to issue Class A ordinary shares unless the shares issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. If the Class A ordinary shares issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsor, Cantor Fitzgerald & Co., Piper Sandler & Co. or their permitted transferees.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria have been satisfied, our management will have the option to require any holder that wishes to exercise its warrant (including any warrants held by our sponsor, officers, directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

Because each unit contains one-third of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-third of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time. This is different from other offerings similar to ours whose units include one share and one whole warrant to purchase one share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

We may amend the terms of the warrants in a way that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus for our initial public offering, or defective provision, (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants; provided that the approval by the holders of at least 65% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

We may issue additional Class A ordinary shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions that will be contained in our amended and restated memorandum and articles of association. Any such issuances could substantially dilute the interest of our shareholders and likely present other risks.

Pursuant to our amended and restated memorandum and articles of association, we are authorized to issue up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share and 1,000,000 preference shares, par value $0.0001 per share. As of the date of this Annual Report on Form 10-K, there are 180,000,000, 15,000,000 and 1,000,000 authorized but unissued Class A ordinary shares, Class B ordinary shares and preference shares, respectively, available for issuance which amounts do not take into account shares reserved for issuance upon exercise of outstanding warrants, any sponsor loan warrants that may be issued or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association.

We may issue a substantial number of additional Class A ordinary shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares or any other securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares on any initial business combination. The issuance of additional ordinary shares:

•	may significantly dilute the equity interest of investors in the initial public offering;

•

could cause a change of control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

The grant of registration rights to our sponsor, Cantor Fitzgerald & Co., Piper Sandler & Co. and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into prior to the closing of the initial public offering, a copy of which is filed as exhibit to this Annual Report, our sponsor, Cantor Fitzgerald & Co., Piper Sandler & Co. and their permitted transferees can demand that we register the founder shares, the private placement warrants and any sponsor loan warrants and the Class A ordinary shares underlying the private placement warrants and any sponsor loan warrants, and holders of warrants that may be issued upon conversion of working capital loans can demand that we register such warrants or Class A ordinary shares issuable upon conversion of such warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the securities owned by our sponsor and holders of warrants that may be issued upon conversion of working capital loans or their respective permitted transferees are registered.

Risks Relating to Our Management Team

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the Company.

Information regarding performance by our management team and their affiliates is presented for informational purposes only. Past performance by our management team and their affiliates is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team and their affiliates as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and in particular, Peter Yu, our Chief Executive Officer and Chairman, Beth Michelson, our Chief Financial Officer, Rafael de Luque one of our directors and team members of Cartesian, including Gregory Armstrong, Paul Hong, Dylan Avery, Martin Biely, Nam Trinh and Andrew Wehrley. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of our or our target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel with regard to our selection of a target company. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers or board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors are now, and all of them may in the future become, affiliated with entities that are engaged in business activities similar to those intended to be conducted by us. In addition, our sponsor has, and our sponsor, officers and directors may in the future, participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. However, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his fiduciary duties under Cayman Islands law.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, our directors and officers would need to ensure that they act in accordance with their fiduciary duties owed to us as a matter of Cayman Islands law and make, in the case of our directors, the requisite disclosures for the purposes of our amended and restated articles of association in default of which we might have a claim against such individuals to the extent that it can be demonstrated that loss has been suffered by us as a result of such actions. However, we might not ultimately be successful in any claim we may make against them for such reason.

Risks Relating to the Trust Account

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (a) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by November 10, 2023 or (b) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not completed an initial business by November 10, 2023, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not completed an initial business combination by November 10, 2023, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.30 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business, except our independent registered public accounting firm, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.30 per share initially held in the trust account, due to claims of such creditors. In order to protect the amounts held in the trust account, our sponsor has agreed it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.30 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced and our sponsor asserts that it is unable to satisfy its obligations or that it has no such indemnification obligations related to a particular claim, our disinterested directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our disinterested directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our disinterested directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by such directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our disinterested directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.30 per share.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.30 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.30 per share.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,293 and imprisonment for five years in the Cayman Islands.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

General Risk Factors

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are and will be subject to laws and regulations enacted by national, regional and local governments and, potentially, foreign jurisdictions. In particular, we will be required to comply with certain SEC and other legal requirements, our business combination may be contingent on our ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate or complete our initial business combination, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in revised form, may increase the costs and time needed to negotiate and complete an initial business combination or impair our ability to complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not currently subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. We estimate that the interest earned on the trust account will be approximately $309,000 per year, assuming an interest rate of 0.15% per year; however, we can provide no assurance regarding this amount. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is to complete an initial business combination; (ii) absent an initial business combination, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares, and (iii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (a) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 10, 2023 or (b) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity. However, if, (i) the 2022 Proposed Rules are adopted by the SEC, (ii) our shareholders vote to extend the time to complete our initial business combination, and (iii) we do not (x) file a report on Form 8-K with the SEC announcing that we have entered into an agreement with the target company (or companies) to engage in an initial business combination no later than November 10, 2023, and (y) consummate our initial business combination no later than 24 months after the effective date of the registration statement for the initial public offering, there is a risk that we would be deemed to be an investment company and subject to the Investment Company Act. Further, if we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act.

The 2022 Proposed Rule under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, the SEC has indicated that there are serious questions concerning the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule.

The 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, and one or more elements of the 2022 Proposed Rules, including the proposed safe harbor rule, may not be adopted or may be adopted in a revised form. Nevertheless, we intend to comply with the terms of the proposed safe harbor rule, including the duration component of that rule. As a result, we do not believe that the SEC would deem us to be an investment company for purposes of the Investment Company Act. However, if we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete our initial business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.30 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our Class A ordinary shares or warrants, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend upon the status of an acquired company pursuant to a business combination and whether we qualify for the PFIC start-up. The application of the start-up exception is uncertain, and there can be no assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide a U.S. holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement in order to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. holders to consult their tax advisors regarding the possible application of the PFIC rules to holders of our Class A ordinary shares and warrants.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We may not have sufficient liquidity to meet our anticipated obligations over the next year from the issuance of these financial statements. In connection with our assessment of going concern considerations in accordance with in accordance with ASC Topic 205-40 “Presentation of Financial Statements - Going Concern,” we have until November 10, 2023 to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the company be required to liquidate after November 10, 2023.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices are located at 505 Fifth Avenue, 15th Floor, New York, New York 10017, and our telephone number is (212) 461-6363. Our executive offices are provided to us by our sponsor. Commencing on May 5, 2022, we agreed to pay an affiliate of our sponsor a total of up to $10,000 per month for office space, utilities, secretarial support and administrative services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our units, Class A ordinary shares and public warrants are traded on Nasdaq under the symbols “RENEU,” “RENE” and “RENEW” respectively. Our units commenced public trading on May 6, 2022. Commencing on June 27, 2022, the holders of the units were permitted to elect to separately trade our Class A ordinary shares and the public warrants included in the units.

Holders

As of March 20, 2023, there were 1 holder of record for our units, 1 holder of record for our Class A ordinary shares, 2 holders of record for our Class B ordinary shares and 4 holders of record for our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands law. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Use of Proceeds from Registered Offering

On May 10, 2022, we consummated the initial public offering of 23,000,000 units, including the issuance of 3,000,000 units as a result of the underwriters’ full exercise of their over-allotment option, at $10.00 per unit, generating gross proceeds of $230,000,000. The securities sold in our initial public offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-261866). The registration statement became effective on May 5, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from these anticipated in these forward-looking statements as a result of many factors, including those set forth in the section titled “Risk Factors” in Part I, Item 1A in this Annual Report.

Overview

We are a blank check company incorporated in the Cayman Islands on October 13, 2021 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or engaging in any other similar business combination with one or more businesses or entities.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2022 were organizational activities and those necessary to prepare for our initial public offering, and since our initial public offering, our activity has been limited to identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial business combination.

For the year ended December 31, 2022, we had net income of $4,928,507 which consists of a change in the fair value of warrant liabilities of $1,706,572, a change in the fair value of the convertible promissory note – related party of $1,257,068, and interest earned on cash and marketable securities held in the trust account of $2,845,907, offset by operating and formation costs of $685,056 and transaction costs allocated to warrant liabilities of $195,984.

For the period from October 13, 2021 (inception) through December 31, 2021, we had net loss of $3,727 which consists of operating and formation costs.

Liquidity and Capital Resources

Until the consummation of our initial public offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share, by the sponsor and loans from the sponsor.

On May 10, 2022, we consummated the initial public offering of 23,000,000 units, including the full exercise by the underwriters of their over-allotment option, at a purchase price of $10.00 per unit, generating total gross proceeds of $230,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 8,900,000 private placement warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, at a price of $1.00 per private placement warrant in a private placement to the sponsor and Cantor Fitzgerald & Co., generating gross proceeds of $8,900,000.

Simultaneously with the consummation of the initial public offering, the sponsor loaned us $4,600,000 at no interest. The sponsor loan will be repaid or converted into sponsor loan warrants at a conversion price of $1.00 per sponsor loan warrant, at the sponsor’s discretion. The sponsor loan warrants will be identical to the private placement warrants. If we do not complete a business combination, we will not repay the sponsor loan from amounts held in the trust account, and the proceeds held in the trust account will be distributed to the holders of the Class A ordinary shares.

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

For the year ended December 31, 2022, cash used in operating activities was $842,878. Net income of $4,928,507 was affected by interest earned on cash and marketable securities held in the trust account of $2,845,907, a change in the fair value of a convertible promissory note of $1,257,068, a change in the fair value of warrant liabilities of $1,706,572 and transactions costs allocated to warrant liabilities of $195,984. Changes in operating assets and liabilities was affected by $157,822 of cash used for operating activities.

As of December 31, 2022, we had cash and marketable securities held in the trust account of $239,745,907 (including approximately $2,845,907 of interest income consisting of U.S. treasury bills with a maturity of 185 days or less). We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less any taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash held outside of the trust account of $543,667 available for working capital needs. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay for directors and officers liability insurance premiums.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “working capital loans”). If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the funds held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of the working capital loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants will be identical to the private placement warrants, including, as to exercise price, exercisability and exercise period. As of December 31, 2022 and 2021, we had no borrowings under any working capital loans.

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

As of December 31, 2022, we had $543,667 in our operating bank accounts, $239,745,907 in marketable securities held in the trust account to be used for the completion of a business combination and/or for the redemption of the public shares if we are unable to complete a business combination by November 10, 2023 (subject to applicable law) and working capital of $631,489.

Until the consummation of a business combination or our liquidation, we will use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay for directors and officers liability insurance premiums. In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan us working capital loans.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022 and 2021.

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

We have engaged legal advisor to provide services related to the consummation of an initial Business Combination. In connection with this agreement, we may be required to pay the legal advisors fees in connection with their services contingent upon a successful initial Business Combination. If a Business Combination does not occur, we would not be required to pay these contingent fees. There can be no assurance that we will complete a Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the warrants issued in connection with the initial public offering, which are discussed in Note 3, Note 4 and Note 9 to the financial statements included elsewhere in this Annual Report, in accordance with FASB ASC Topic 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity.” Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations.

Ordinary Shares Subject to Possible Redemption

In accordance with FASB ASC 480-10-S99, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480-10-S99. All of the 23,000,000 Class A ordinary shares contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with an initial business combination and in connection with certain amendments to our amended and restated memorandum and articles of association. Accordingly, at December 31, 2022, all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of shareholders’ deficit on the balance sheets.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. ASU 2020-06 also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-16 effective January 1, 2022 and noted there was no impact on our financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As of December 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of the IPO, the net proceeds of the IPO, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal year ended December 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Peter Yu	61	Chairman and Chief Executive Officer
Beth Michelson	53	Chief Financial Officer and Director
Rafael de Luque	53	Director
Bertrand Grabowski	66	Independent Director
Daniel Karp	45	Independent Director
Allan Leighton	69	Independent Director
Sheryl Schwartz	59	Independent Director

Peter Yu has served as our Chief Executive Officer since our inception in October 2021 and has served as Chairman of our board of directors since May 2022. He also is a Managing Partner of Cartesian. At Cartesian, Mr. Yu led more than 20 investments in companies operating in more than 30 countries. Mr. Yu currently serves on the boards of directors of several companies, including Burger King China, Tim Hortons China, Alvarium Tiedemann Holdings, Inc., PolyNatura Corp., Cartesian Royalty Holdings Pte. Ltd., ASO 2020 Maritime, Flybondi, and Simba Sleep Ltd. Prior to forming Cartesian, Mr. Yu founded and served as the President and Chief Executive Officer of AIG Capital Partners, Inc., or AIGCP. Under his leadership, AIGCP became a leading international private equity firm, with more than $4.5 billion in committed capital. Mr. Yu led numerous investments in several regions and served as Chairman of the investment committee of eight AIGCP private equity funds. Prior to founding AIGCP, Mr. Yu served President Bill Clinton as Director to the National Economic Council, the White House office responsible for developing and coordinating economic policy. A graduate of Harvard Law School, Mr. Yu served as President of the Harvard Law Review and as a law clerk on the U.S. Supreme Court. Mr. Yu received a bachelor’s degree from Princeton University’s Woodrow Wilson School. In addition to his commercial activities, Mr. Yu serves on the Advisory Council for the Princeton School for Public & International Affairs, the Advisory Council for the Princeton Institute for International & Regional Studies, on the board of directors of The John Paul Stevens Fellowship Foundation and on the Global Council of the Carnegie Endowment for International Peace.

Beth Michelson has served as our Chief Financial Officer since our inception in October 2021 and has serve on our board of directors upon completion of the initial public offering. She is also a Partner at Cartesian where she has led numerous investments in digital infrastructure, specialized manufacturing and distribution, and telecommunications services. She serves on the boards of directors of Brilia Participacao S.A., BTS Torres, Inc., Thermal Management Solutions Ltd, Xipron LLC and NorthStar Earth & Space, Inc. She also serves on the Global Advisory Board of Columbia Business School’s Chazen Institute for Global Business. Prior to the formation of Cartesian, Ms. Michelson served as Vice President at an affiliate of AIGCP, leading investments in media and telecommunications globally. Earlier in her career, Ms. Michelson was an Associate at Wasserstein Perella Emerging Markets focusing on private equity investments and structured products, and worked in financing for media and entertainment at Dresdner Bank AG. Ms. Michelson, a CFA® charterholder, received her Master’s in Business Administration and Master of International Affairs from Columbia Business School and Columbia’s School of International and Public Affairs, respectively, and holds a bachelor’s degree from the University of Michigan.

Rafael de Luque has served on our board of directors since May 2022. He is also a Partner at Cartesian where he has led transactions in numerous sectors, including in financial services, convenience retail, mobile communications, and legal services. Mr. de Luque currently serves on the boards of directors of Viva Air and Flybondi. Prior to joining Cartesian, Mr. de Luque served as a Vice President at an affiliate of AIGCP, where he specialized in media and content-related investments. Earlier in his career, Mr. de Luque held the position of Financial Consultant at the Inter-American Development Bank. Mr. de Luque, a CFA® charterholder, received his Master’s in Business Administration from the University of Maryland and holds a bachelor’s degree from Universidad de Los Andes in Colombia.

Bertrand Grabowski has served on our board of directors since May 2022. He has over 40 years of experience leading transnational finance companies. He served on the board of directors of Cartesian Growth Corporation and serves on the boards of directors of Flybondi since June 2017 and Jazeera Airways since March 2017. From 2005 to 2016, Mr. Grabowski served as Head of Aviation Finance and as a member of the board of managing directors of DVB Bank, leading the company’s global aviation finance and investment initiatives. From 2001 to 2004, Mr. Grabowski was a director of the Asset Finance Group at Citigroup with a focus on Japan and certain E.U. countries. From 1985 to 2001, Mr. Grabowski held various roles at Banque Indosuez, renamed Credit Agricole CIB, including as Head of Aviation Finance for the Americas and branch manager of New York, Head of Aviation Finance for Asia, and as a branch manager of Tokyo. Mr. Grabowski started his career at Société Navale Delmas-Vieljeux, where he was in charge of all aspects of financing of new vessels for the shipping company from 1981 to 1984. Mr. Grabowski received his Master’s in Business Administration from the ESSEC Business School (Paris).

Daniel Karp has served on our board of directors since May 2022. Mr. Karp, and the teams he has led, have executed dozens of mergers & acquisitions (M&A) and collaboration transactions, totaling over $80 billion in potential deal value. Mr. Karp is the Senior Vice President, Head of Business Development at Organon & Co., a global pharmaceutical company focused on woman’s health since January 2021. At Organon, Mr. Karp leads global M&A, collaborations, alliance management, and integration. He also served on the board of directors of Cartesian Growth Corporation. From June 2018 to March 2020, he served as Executive Vice President, Corporate Development at Biogen Inc. Prior to joining Biogen Inc., Mr. Karp held a number of positions of increasing responsibility at Pfizer Inc., including as Vice President, Worldwide Business Development and Head of Business Development for Worldwide Research and Development from May 2016 to June 2018, as Vice President, Worldwide Business Development and Business Development Lead for Pfizer Vaccines, Oncology and Consumer Healthcare from January 2014 to May 2016, as Senior Director, Worldwide Business Development from December 2010 to December 2013, as Director, Worldwide Business Development from January 2008 to December 2010, as Senior Manager, Worldwide Business Development from May 2007 to December 2007 and as Manager, U.S. Business Development from July 2006 to April 2007. Prior to that, Mr. Karp held roles in healthcare and life sciences strategy consulting. Mr. Karp holds a Master of Business Administration from the Wharton School of the University of Pennsylvania and a bachelor’s degree in Biology from Duke University.

Allan Leighton has served on our board of directors since May 2022. He is an internationally recognized business leader and currently serves on the board of directors of multiple companies, including Co-Operative Group, Canal and River Trust, Element Materials Technology, Allbright, Northern Bloc, Simba Sleep, C&A AG, Pizza Express, and BrewDog. Prior to his current responsibilities, Allan served as CEO of Pandora A/S, and before that as President and Deputy Chairman of Loblaw. He led the modernization and transformation of the Royal Mail, ultimately as the organization’s longest-serving Chairman. Earlier in his career he served as CEO of Asda Stores Ltd., which he turned around and led to the successful sale to Wal-Mart, and then served as President & CEO of Wal-Mart Europe. In addition, Mr. Leighton previously served as Sales Director at Pedigree Petfoods and as Managing Director and General Sales Manager for Mars. In addition to his commercial activities, Mr. Leighton has served as Chairman at Race for Opportunity, and Business in the Community, as well as Business Ambassador for HRH the Prince of Wales while also serving as Vice Patron of Breast Cancer Care. Mr. Leighton received an Honorary Degree from Cranfield University, an Honorary Fellowship from the University of Lancaster, Doctor of Business Administration from York St John University, and attended the Advanced Management Program at Harvard.

Sheryl Schwartz has served on our board of directors since May 2022. Ms. Schwartz is an internationally recognized investment leader and was identified by Mergers & Acquisitions Magazine as one of the “Most Influential Women in the Mid-Market M&A” for multiple years. She serves as Chief Investment Officer of Alti Financial, a platform focused on democratizing private equity, since November 2021. From May 2013 to April 2020, she was a Managing Director at Caspian Private Equity, building an investment portfolio of more than $3 billion. Previously, she was a Senior Managing Director at Perseus and Managing Director of Perseus Mezzanine Finance. Earlier in her career, Ms. Schwartz served as Managing Director of Alternative Investments at TIAA, a Fortune 100 diversified financial services firm, where she built an investment portfolio of more than $13 billion. In addition to her commercial activities, Ms. Schwartz also is an Adjunct Professor of Private Equity and Finance at the Fordham Gabelli School of Business, and a board member of the Women’s Association of Venture and Equity (WAVE) since 2007. Ms. Schwartz received both her Master’s in Business Administration and bachelor’s degree from New York University.

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven members. Our board of directors is divided into three classes, each of which generally serves for a term of three years with only one class of directors being appointed in each year. It is unlikely that there will be an annual general meeting to appoint new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to such offices as it deems appropriate.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Nasdaq rules and Rule 10A-3 of the Exchange Act as required by Nasdaq rules, require that the audit committee and the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Nasdaq rules require that the audit committee of a listed company be comprised solely of at least three independent directors. The members of our audit committee are Bertrand Grabowski, Sherly Schwartz and Daniel Karp. Bertrand Grabowski serves as chairman of the audit committee. Bertrand Grabowski, Sherly Schwartz and Daniel Karp meet the independent director standard under Nasdaq’s listing standards.

Each member of the audit committee is financially literate and our board of directors has determined that Bertrand Grabowski qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Responsibilities of the audit committee include:

•

the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•

pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•

reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•

obtaining a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors as required by the Nasdaq rules. Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors. The members of our compensation committee are Daniel Karp, Sheryl Schwartz and Bertrand Grabowski. Daniel Karp serves as chairman of the compensation committee. Daniel Karp, Sheryl Schwartz and Bertrand Grabowski meet the independent director standard under Nasdaq’s listing standards. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, as required by Nasdaq rules, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The compensation committee charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Notwithstanding the foregoing, as indicated above, other than the up to $10,000 per month administrative fee payable to an affiliate of our sponsor, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Director Nominations

We do not have a standing nominating committee. In accordance with Nasdaq Rule 5605(e)(2), a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Bertrand Grabowski, Daniel Karp, Allan Leighton and Sheryl Schwartz. In accordance with Nasdaq Rule 5605(e)(1)(A), all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to be appointed at the next annual general meeting (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for appointment to the board should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics; Committee Charters

We have adopted a code of ethics applicable to our directors, officers and employees. We have filed a copy of our code of ethics, our audit committee charter and our compensation committee charter as exhibits to the registration statement for our initial public offering. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Copies of our code of ethics, our audit committee charter and our compensation committee are available on our corporate website, https://www.cartesiangrowth.com/cgc2, under the Investor Relations – Governance Documents section. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this report.

Item 11. Executive Officer and Director Compensation

None of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Commencing on May 5, 2022, we agreed to pay an affiliate of our sponsor a total of up to $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 20, 2023, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors; and all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any Class A ordinary shares issuable upon exercise of outstanding warrants as such warrants are not exercisable within 60 days of the date of this report.

Unless otherwise indicated below, we have based our calculation of the percentage of beneficial ownership on 28,750,000 ordinary shares issued and outstanding, consisting of 23,000,000 Class A ordinary shares and 5,750,000 Class B ordinary shares.

	Class A Ordinary Shares		Class B Ordinary Shares
Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Class	Amount and Nature of Beneficial Ownership	Approximate Percentage of Class	Approximate Percentage of Outstanding Ordinary Shares
CGC Sponsor LLC(2)	—	—	5,750,000	100%	20.0%
Peter Yu(2)	—	—	5,750,000	100%	20.0%
Beth Michelson	—	—	—	—	—
Rafael De Luque	—	—	—	—	—
CGC II Sponsor DirectorCo LLC	—	—	100,000	1.7%	*
Bertrand Grabowski(3)	—	—	—	—	—
Daniel Karp(3)	—	—	—	—	—
Allan Leighton(3)	—	—	—	—	—
Sheryl Schwartz(3)	—	—	—	—	—
All directors and executive officers as a group (7 individuals)	—	—	5,750,000	100%	20.0%
Balyasny Asset Management LLC(4)	1,200,000	5.2%	—	—	4.2%
Cantor Fitzgerald Securities(5)	1,500,000	6.5%	—	—	5.2%
Highbridge Capital Management LLC(6)	1,498,671	6.5%	—	—	5.2%
Calamos Investment Trust/Il(7)	1,500,000	6.5%	—	—	5.2%
Shaolin Capital Management LLC(8)	1,202,096	5.2%	—	—	4.2%
Balyasny Asset Management L.P.(9)	1,200,000	5.2%	—	—	4.2%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the entities or individuals is 505 Fifth Avenue, 15th Floor, New York, New York 10017.
(2)

Represents 5,650,000 founder shares held by CGC II Sponsor LLC, our sponsor and 100,000 founder shares held by CGC II Sponsor DirectorCo LLC for the benefit of our independent director nominees. Our sponsor is the sole managing member of CGC II Sponsor DirectorCo LLC and Pangaea Three-B, LP is the sole member of our sponsor, and is controlled by Peter Yu, our Chief Executive Officer and director. Consequently, each of Pangaea Three-B, LP and Mr. Yu may be deemed to share voting and dispositive control over the founder shares held by our sponsor and CGC II Sponsor DirectorCo LLC, and thus to share beneficial ownership of such securities. Mr. Yu disclaims beneficial ownership of the founder shares held by our sponsor and CGC II Sponsor DirectorCo LLC, except to the extent of his pecuniary interest therein.

(3)	Does not include certain shares indirectly owned by this individual as a result of his or her membership interest in CGC II Sponsor DirectorCo LLC.
(4)

According to a Schedule 13G filed with the SEC on May 16, 2022 by Cantor Fitzgerald Securities, Cantor Fitzgerald, L.P., CF Group Management, Inc. and Howard W. Lutnick Cantor Fitzgerald Securities (“CFS”) is the record holder of the securities. CF Group Management, Inc. (“CFGM”) is the managing general partner of Cantor Fitzgerald, L.P. (“Cantor”) and directly or indirectly controls the managing general partner of CFS. Mr. Lutnick is Chairman and Chief Executive of CFGM and trustee of CFGM’s sole stockholder. Cantor, indirectly, holds a majority of the ownership interests of CFS. As such, each of Cantor, CFGM and Mr. Lutnick may be deemed to have beneficial ownership of the securities directly held by CFS and each such entity or person shares voting and dispositive power over the securities. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The business address of the each of the foregoing entities and person is 110 East 59th Street, New York, NY 10022.

(5)

According to a Schedule 13G filed with the SEC on May 16, 2022 by (1) Atlas Diversified Master Fund, Ltd. (“ADMF”), (2) Atlas Diversified Fund, Ltd. (“ADF LTD”), (3) Atlas Diversified Fund, L.P. (“ADF LP”), (4) Atlas Master Fund, Ltd. (“AMF”), (5) Atlas Global, LLC (“AG”), (6) Atlas Global Investments, Ltd. (“AGI”), (7) Atlas Enhanced Master Fund, Ltd. (“AEMF”), (8) Atlas Enhanced Fund, L.P. (“AEF LP”), (9) Atlas Enhanced Fund, Ltd. (“AEF LTD”), (10) Atlas Portable Alpha, LP (“APA LP”), (11) Atlas Terra Fund, Ltd. is a Cayman corporation (“ATF LTD”), (12) Atlas Institutional Equity Fund, L.P. (“AIEF LP”), (13) Balyasny Asset Management L.P. (“BAM”). BAM is the investment manager to each of ADMF, ADF LTD, ADF LP, AMF, AG, AGI, AEMF, AEF LP, AEF LTD, APA LP, ATF LTD and AIEF LP. And 14) Dmitry Balyasny, who indirectly controls 100% of the general partner of BAM. ADMF, ADF LTD., ADF LP, BAM and Mr. Balyasny have sole voting and dispositive power over all of the shares; AMG, AG and AGI have sole voting and dispositive power over 65,927 shares; and AEMF, AEF LP, AEF LTD, APA LP, ATF LTD and AIEF LP have sole voting and dispositive power over 1,134,073 shares. The business address of ADMF, ADF LTD, AMF, AGI, AEMF, AEF LTD and ATF LTD is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, George Town, Grand Cayman KY1- 1104, Cayman Islands, British West Indies, and the business address of ADF LP, AG, AEF LP, APA LP, AIEF LP, BAM and Mr. Balyasny is 444 West Lake Street, 50th Floor, Chicago, IL 60606.

(6)

According to a Schedule 13G filed with the SEC on February 2, 2023 by Highbridge Capital Management, LLC (“Highbridge”), an investment adviser to certain funds and accounts. Highbridge shares voting and dispositive power over the shares. The business address of Highbridge is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(7)

According to a Schedule 13G filed with the SEC on February 9, 2023 by Calamos Market Neutral Income Fund, a series of Calamos Investment Trust 2020 Calamos Court, an investment company (“Calamos”). The business address of Calamos is 2020 Calamos Court, Naperville, IL 60563.

(8)

According to a Schedule 13G filed with the SEC on February 14, 2023 by Shaolin Capital Management LLC, an investment advisor (“Shaolin”). The business address of Shaolin is 230 NW 24th Street, Suite 603, Miami, FL 33127.

(9)

According to a Schedule 13G filed with the SEC on February 14, 2023 by (1) Balyasny Asset Management L.P. (“BAM”), (2) BAM GP LLC (“BAM GP”), (3) Balyasny Asset Management Holdings LP (“BAM Holdings”), (4) Dames GP LLC (“Dames”) and (5) Dmitry Balyasny. BAM, BAM GP, BAM Holdings, Dames and Mr. Balyasny have sole voting and dispositive power over all of the shares. The business address of each of the foregoing persons is West Lake Street, 50th Floor, Chicago, IL 60606.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On October 20, 2021, we issued an aggregate of 5,750,000 founder shares to our sponsor and directorCo for a total subscription price of $25,000, or approximately $0.004 per share.

Our sponsor, Cantor Fitzgerald & Co. and Piper Sandler & Co. purchased an aggregate of 8,900,000 private placement warrants at a price of $1.00 per warrant ($8,900,000 in the aggregate) in a private placement that occurred simultaneously with the closing of our initial public offering. Among the private placement warrants, 6,600,000 warrants were purchased by our sponsor, 1,897,500 warrants were purchased by Cantor Fitzgerald & Co. and 402,500 warrants were purchased by Piper Sandler & Co.. Each private placement warrant is exercisable for one Class A ordinary share at $11.50 per share. The holders of the private placement warrants will be permitted to transfer the private placement warrants held by them to certain permitted transferees, including their officers and directors and other persons or entities affiliated with or related to them, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as our sponsor, Cantor Fitzgerald & Co. and Piper Sandler & Co. Otherwise, these private placement warrants will not, subject to certain limited exceptions, be transferable or saleable until 30 days after the completion of our initial business combination.

In addition, simultaneously with the consummation of the initial public offering, our sponsor loaned us an aggregate of $4,600,000 at no interest. The sponsor loan shall be repaid or converted into sponsor loan warrants at a conversion price of $1.00 per warrant, at the sponsor’s discretion. The sponsor loan warrants would be identical to the private placement warrants sold upon the consummation of the initial public offering. If we do not complete an initial business combination, we will not repay the sponsor loan from amounts held in the trust account, and the proceeds held in the trust account will be distributed to our public shareholders.

If any of our officers or directors (other than our independent directors) becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he has then current fiduciary or contractual obligations, he may, subject to his fiduciary duties under Cayman Islands law, be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our executive officers, directors and independent directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. Commencing on May 5, 2022, we agreed to pay an affiliate of our sponsor a total of up to $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than as described above, no compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

Our sponsor has agreed to loan us up to $250,000 to be used for a portion of the expenses of the initial public offering. These loans are non-interest bearing, unsecured and were due at the earlier of June 30, 2022 or the closing of the initial public offering. The loan was repaid upon the consummation of the initial public offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including, as to exercise price, exercisability and exercise period. As of the date of this Annual Report, we had no borrowings under any working capital loans.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

On May 5, 2022, we entered into a registration rights agreement with respect the private placement warrants, sponsor loan warrants, warrants issuable upon conversion of working capital loans and the Class A ordinary shares issuable upon exercise of the foregoing, which requires us to register such securities for resale. Pursuant to such registration rights agreement, the holders of the majority of these securities will be entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Policy

We have not adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of the code of ethics was filed as an exhibit to the registration statement in connection with our initial public offering.

In addition, our audit committee, pursuant to its written charter is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. A form of the audit committee charter that adopted prior to the consummation of our initial public offering is filed as an exhibit to this Annual Report. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of the initial public offering held in the trust account prior to the completion of our initial business combination:

•	Repayment of up to an aggregate of $250,000 in loans that we may draw down made to us by our sponsor to cover offering-related and organizational expenses;

•	Payment to an affiliate of our sponsor of up to $10,000 per month for office space, utilities, secretarial support and administrative services;

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;

•	Repayment of the sponsor loan in an amount up to $4,000,000;

•

Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto; but up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including, as to exercise price, exercisability and exercise period. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete a business combination, the loans may not be repaid; and

•

At the closing of our initial business combination, we may pay customary financial consulting fees. We may pay such financial consulting fees in the event our initial shareholders, officers, directors or their affiliates provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. We would disclose any such fee in the proxy or tender offer materials used in connection with a proposed business combination.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Bertrand Grabowski, Daniel Karp, Allan Leighton and Sheryl Schwartz qualifies as an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our quarterly reports on Form 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from October 13, 2021 (inception) through December 31, 2021 totaled $127,205 and $0, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and for the period from October 13, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 and for the period from October 13, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 and for the period from October 13, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association of the Company, dated May 5, 2022.(1)

4.1	Specimen Unit Certificate.(2)

4.2	Specimen Class A Ordinary Share Certificate.(2)

4.3	Specimen Warrant Certificate.(2)

4.4	Warrant Agreement, dated May 5, 2022, between the Company and Continental.(1)

4.5	Description of Registrant’s Securities.*

10.1	Investment Management Trust Agreement, dated May 5, 2022, between the Company and Continental. (1)

10.2	Private Placement Warrant Purchase Agreement, dated May 5, 2022, between the Company and the Sponsor. (1)

10.3	Private Placement Warrants Purchase Agreement, dated May 5, 2022, between the Company and Cantor Fitzgerald & Co. (1)

10.4	Private Placement Warrants Purchase Agreement, dated May 5, 2022, between the Company and Piper Sandler & Co. (1)

10.5	Registration Rights Agreement, dated May 5, 2022, among the Company, the Sponsor and certain securityholders. (1)

10.6	Promissory Note for Sponsor Loan, dated May 5, 2022, issued to the Sponsor. (1)(2)

10.7	Administrative Services Agreement, dated May 5, 2022, between the Company and the Sponsor. (1)

10.8	Letter Agreement, dated May 5, 2022, between the Company and the Sponsor. (1)

10.9	Letter Agreement, dated May 5, 2022, between the Company and each officer and director of the Company. (1)

10.10	Form of Indemnity Agreement. (1)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13(a)-14(a) and 15(d)-14(a), as Adopted Pursuant to Section 302 of Sarbanes- Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant Securities Exchange Act Rules 13(a)-14(a) and 15(d)-14(a), as Adopted Pursuant to Section 302 of Sarbanes- Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File*

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2022 and incorporated by reference herein.
(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1/A (File No. 333-261866) on April 28, 2022 and incorporated by reference herein.

Item 16. Form 10-K Summary

None.

CARTESIAN GROWTH CORPORATION II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Cartesian Growth Corporation II
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Cartesian Growth Corporation II (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ (deficit) equity and cash flows for the year ended December 31, 2022 and for the period from October 13, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from October 13, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities. The Company is subject to a mandatory liquidation and subsequent dissolution requirement if it does not complete a business combination by November 10, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP
Marcum LLP

We have served as the Company’s auditor since 2021.

West Palm Beach, FL
March 30, 2023

PCAOB ID Number 688

CARTESIAN GROWTH CORPORATION II
BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$543,667	$—
Prepaid expenses	306,733	—

Total Current assets	850,400	—
Deferred offering costs	—	463,629
Cash and marketable securities held in Trust Account	239,745,907	—

TOTAL ASSETS	$240,596,307	$463,629

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$148,911	$—
Accrued offering costs	70,000	303,895
Promissory note – related party	—	138,461

Total Current liabilities	218,911	442,356

Warrant liabilities	3,826,696	—
Convertible promissory note – related party, at fair value	3,342,932	—
Deferred underwriting fee	11,500,000	—

TOTAL LIABILITIES	18,888,539	442,356

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption 23,000,000 and 0 shares at redemption value of $10.42 and $0, respectively, per share at December 31, 2022 and 2021	239,745,907	—
SHAREHOLDERS’ (DEFICIT) EQUITY
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 and 0 shares subject to possible redemption) at December 31, 2022 and 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding (1) at December 31, 2022 and 2021	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(18,038,714)	(3,727)

TOTAL SHAREHOLDERS’ (DEFICIT) EQUITY	(18,038,139)	21,273

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$240,596,307	$463,629

(1)
At December 31, 2021, this number included an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. As a result of the underwriters’ full exercise of their over-allotment option on the closing date of the Initial Public Offering, at December 31, 2022 there are no Class B ordinary shares subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these financial statements.

CARTESIAN GROWTH CORPORATION II
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period from October 13, 2021 (Inception) Through December 31, 2021
Operating and formation costs	$685,056	$3,727

Loss from operations	(685,056)	(3,727)
Other income (expense):
Change in fair value of warrant liabilities	1,706,572	—
Change in fair value of convertible promissory note – related party	1,257,068	—
Transaction costs allocated to warrant liabilities	(195,984)	—
Interest earned on cash and marketable securities held in Trust Account	2,845,907	—

Other income, net	5,613,563	—
Net income	$4,928,507	$(3,727)
Basic and diluted weighted average shares outstanding, Shares subject to possible redemption	14,871,233	—

Basic and diluted net income per ordinary share, shares subject to possible redemption	$0.24	$—

Basic weighted average shares outstanding, Non-redeemable Class B ordinary shares	5,484,203	5,750,000

Basic net income per share, non-redeemable Class B ordinary shares	$0.24	$(0.00)

Diluted weighted average shares outstanding, Non-redeemable Class B ordinary shares	5,750,000	5,750,000

Diluted net income per share, non-redeemable Class B ordinary shares	$0.24	$(0.00)

The accompanying notes are an integral part of these financial statements.

CARTESIAN GROWTH CORPORATION II
STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM OCTOBER 13, 2021 (INCEPTION)
THROUGH DECEMBER 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of October 13, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(3,727)	(3,727)

Balance – December 31, 2021	—	—	5,750,000	575	24,425	(3,727)	21,273
Sale of 8,900,000 Private Placement Warrants	—	—	—	—	5,927,400	—	5,927,400
Remeasurement for Class A ordinary shares subject to possible redemption amount	—	—	—	—	(5,951,825)	(22,963,494)	(28,915,319)
Net income	—	—	—	—	—	4,928,507	4,928,507

Balance – December 31, 2022	—	$—	5,750,000	$575	$—	$(18,038,714)	$(18,038,139)

The accompanying notes are an integral part of these financial statements.

CARTESIAN GROWTH CORPORATION II
STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period From October 13, 2021 (Inception) Through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$4,928,507	$(3,727)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation cost paid by the Sponsor	—	3,727
Interest earned on cash and marketable securities held in Trust Account	(2,845,907)	—
Transaction costs	195,984	—
Change in fair value of convertible promissory note – related party	(1,257,068)	—
Change in fair value of warrant liabilities	(1,706,572)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(306,733)	—
Accrued expenses	148,911	—

Net cash used in operating activities	(842,878)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(236,900,000)	—

Net cash used in investing activities	(236,900,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting commissions paid	225,400,000	—
Proceeds from sale of Private Placement warrants	8,900,000	—
Proceeds from promissory note – related party	77,944	—
Repayment of promissory note – related party	(216,405)	—
Proceeds from convertible promissory note - related party	4,600,000	—
Payment of offering costs	(474,994)	—

Net cash provided by financing activities	238,286,545	—

Net Change in Cash	543,667	—
Cash – Beginning of period	—	—

Cash – End of period	$543,667	$—

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$11,500,000	$—

Remeasurement of Class A ordinary shares subject to possible redemption	$28,915,319	$—

Offering costs included in accrued offering costs	$70,000	$—

Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$21,273

Deferred offering costs to be funded by the Sponsor under the promissory note	$—	$138,461

Deferred offering costs included in accrued offerings costs and expenses	$—	$303,895

The accompanying notes are an integral part of these financial statements

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
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from October 13, 2021 (inception) through December 31, 2022 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income on cash and marketable securities in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s Sponsor is CGC II Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”).
On May 10, 2022, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units”), which includes the issuance of 3,000,000 Units as a result of the underwriters’ full exercise of their overallotment option, at $10.00 per Unit, generating gross proceeds of $230,000,000, which is discussed in Note 3. Each Unit consists of one Class A ordinary share of the Company, $0.0001 par value per share (the “Class A Ordinary Shares”) and one-third
of one redeemable warrant of the Company, each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment. The registration statement on
FormS-1
(File
No. 333-261866)
for the Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on May 5, 2022.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,900,000 warrants (the “Private Placement Warrants”), each exercisable to purchase one Class A Ordinary Share at $11.50 per share, at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, Cantor Fitzgerald & Co. and Piper Sandler & Co., generating gross proceeds of $8,900,000, which is discussed in Note 4.
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
pandemic could have a negative effect on the Company’s financial position, results of operations and/or search for a target business, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The military conflict commenced in February 2022 by the Russian Federation in Ukraine has created and is expected to create further global economic consequences, including but not limited to the possibility of extreme volatility and disruptions in the financial markets, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. Such global consequences may materially and adversely affect the Company’s ability to consummate an initial Business Combination, or the operations of a target business with which the Company ultimately consummates an initial Business Combination. In addition, the Company’s ability to consummate an initial Business Combination may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the global economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate an initial Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
As of December 31, 2022, the Company had $
543,667 in its operating bank accounts, $239,745,907 in marketable securities held in the Trust Account to be used for the completion of a Business Combination and/or for the redemption of the public shares if the Company is unable to complete a Business Combination within the Combination Period (subject to applicable law), and working capital of $631,489.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
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

Use of Estimates
The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $543,667 and $0, respectively, as of December 31, 2022 and 2021. The Company did not have any cash equivalents as of December 31, 2022 and 2021.
Cash and Marketable Securities Held in Trust Account
At December 31, 2022, substantially all of the assets held in the Trust Account were held in primarily in U.S. Treasury securities. The Company did not have any assets in the Trust Account as of December 31, 2021. All of the Company’s investments held in Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
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
no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. Accordingly, at December 31, 2022, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ (deficit) equity in the Company’s balance sheets.

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
capital and accumulated deficit.
At December 31, 2022, the Class A Ordinary Shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	(2,560,668)
Class A Ordinary Shares issuance costs	(16,608,744)
Plus:
Remeasurement of carrying value to redemption value	28,915,319

Class A Ordinary Shares subject to possible redemption	$239,745,907

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Since its inception, the Company is subject to income tax examinations by major taxing authorities.
The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with income tax regulations of the Cayman Islands, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.
Net Income (Loss) per Ordinary Share
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
The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,566,666 Class A Ordinary Shares in the aggregate. As of December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company, except for 750,000 Class B ordinary shares which are no longer subject to forfeiture and thus included for dilutive purposes. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31,		For the Period from October 13, 2021 (Inception) Through December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$3,600,659	$1,327,848	$—	$(3,727)
Denominator:
Basic weighted average shares outstanding	14,871,233	5,484,203	—	5,750,000

Basic net income (loss) per ordinary share	$0.24	$0.24	$—	$(0.00)

	Class A	Class B	Class A	Class B
Diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$3,554,248	$1,374,259	$—	$(3,727)
Denominator:
Diluted weighted average shares outstanding	14,871,233	5,750,000	—	5,750,000

Diluted net income (loss) per ordinary share	$0.24	$0.24	$—	$(0.00)

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.
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
“Derivates and Heading — Recognition” (“ASC
815-15-25”).
Under ASC
815-15-25,
at the inception of the convertible promissory note, the Company elected to account for such financial instrument under the fair value option. Under the fair value option, convertible promissory notes are required to be recorded at their fair value on the date of issuance, each drawdown date, and at each balance sheet date thereafter. Differences between the face value of the note and the fair value of the note at each drawdown date are recognized as either an expense in the statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash
gains or losses in the statements of operations. Changes in the estimated fair value of the notes are recognized as non-cash
change in the fair value of the convertible promissory note in the statements of operations. The fair value of the option to convert into Sponsor Loan Warrants was valued utilizing the closed-form model.
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
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
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
The Sponsor and DirectorCo have agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees) until one year after the date of the completion of the initial Business Combination or earlier if, subsequent to the initial Business Combination, (i) the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any30-tradingday period commencing at least 150 days after the initial Business Combination, or (ii) the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.
The founder shares are identical to the Class A Ordinary Shares, except as described herein. However, the holders of the founder shares have agreed (i) to vote any shares owned by them in favor of any proposed Business Combination and (ii) not to redeem any shares in connection with a shareholder vote or tender offer to approve or in connection with a proposed initial Business Combination.
Administrative Services Agreement
The Company entered into an agreement with the Sponsor pursuant to which, commencing on May 5, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the year ended December 31, 2022, the Company incurred $80,000 for these services, of which $20,000 is included in accrued expenses in the accompanying balance sheet.
Promissory Note — Related Party
On December 31, 2021, the Sponsor agreed to loan the Company up to $250,000 under a promissory note to be used for a portion of the expenses of the Initial Public Offering. This loan was non-interest
bearing, unsecured and was due at the earlier of June 30, 2022 or the closing of the Initial Public Offering. As of December 31, 2022 and 2021, there was $0 and $138,461, respectively, outstanding under such loan. The outstanding amount of $216,405 on the closing date of the Initial Public Offering was repaid in full at the closing of the Initial Public Offering.
Convertible Promissory Note (Sponsor Loan) – Related Party
Simultaneously with the consummation of the Initial Public Offering, the Sponsor loaned the Company the Sponsor Loan, for an aggregate of $4,600,000. The proceeds of the Sponsor Loan were added to the Trust Account on the closing date of the Initial Public Offering and will be used to fund the redemption of Class A Ordinary Shares. The Sponsor Loan shall be repaid at the time of an initial Business Combination, or converted into Sponsor Loan Warrants at a conversion price of $1.00 per Sponsor Loan Warrant, at the Sponsor’s discretion. The Sponsor Loan Warrants will be identical to the Private Placement Warrants. The Sponsor Loan Warrant was extended in order to ensure that the amount in the Trust Account is $10.30 per public share. If the Company does not complete an initial Business Combination, the Company will not repay the Sponsor Loan from amounts held in the Trust Account, and the proceeds held in the Trust Account will be distributed to the Company’s public shareholders. The Sponsor Loan was valued using the fair value method. At December 31, 2022, the Sponsor Loan was valued at a fair value of $3,342,932.

Working Capital Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, it would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the funds held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants will be identical to the Private Placement Warrants, including, as to exercise price, exercisability and exercise period. As of December 31, 2022 the Company had no borrowings under any Working Capital Loans.
NOTE 6. COMMITMENT
S AND CONTINGENCIE
S
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
Service Provider Agreements
The Company has engaged legal advisor to provide services related to the consummation of an initial Business Combination. In connection with this agreement, the Company may be required to pay the legal advisors fees in connection with their services contingent upon a successful initial Business Combination. If a Business Combination does not occur, the Company would not be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination.
NOTE 7. SHAREHOLDERS’ (DEFICIT) EQUITY
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 200,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. At December 31, 2022, there were 23,000,000 Class A Ordinary Shares issued and outstanding, all of which were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit on the balance sheet. At December 31, 2021, there were no Class A Ordinary Shares issued and outstanding.

Class
 B Ordinary Shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. At December 31, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.
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
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	May 10, 2022 (Initial Measurement)
Liabilities:
Warrant liability – Public warrants	1	$1,724,233	$—
Warrant liability – Public warrants	3	$—	$2,560,668
Warrant liability – Private Placement Warrants	3	$2,102,463	$2,972,600
Convertible Promissory Note	3	$3,342,932	$4,600,000
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
The following table provides quantitative information regarding Level 3 fair value measurements:

	December 31, 2022	May 10, 2022 (Initial Measurement)
Trading stock price	$10.25	$9.89
Exercise price	$11.50	$11.50
Expected term (in years)	1.12	6.10
Volatility	10.90%	2.30%
Risk-free rate	4.69%	2.95%
Dividend yield	0.00%	0.00%
The following table provides quantitative information regarding Level 3 fair value measurements:

	Public Warrant Liabilities	Private Warrant Liabilities	Total Warrant Liabilities
Fair value as of October 13, 2021 (inception)	$—	$—	$—
Initial measurement on May 10, 2022	2,560,668	2,972,600	5,533,268
Change in fair value	189,807	(870,137)	(680,330)
Transfer to Level 1	(2,750,475)	—	(2,750,475)

Fair value as of December 31, 2022	$—	$2,102,463	$2,102,463

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from October 13, 2021 (inception) through December 31, 2022.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review other than the matter noted below
, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
The failures of Silicon Valley Bank and Signature Bank on March 10, 2023, raised significant concerns regarding potential risks to deposits at First Republic Bank (“FRB”), including the discretionary working capital account of the Company held at FRB (the “FRB WC Account”). On March 10, 2023, the Company and its management moved to protect the funds in the FRB WC Account by reducing the funds held within the FRB WC Account to $250,000 (the amount covered by FDIC deposit account insurance) and transferring (the “Protective Transfer”), for the benefit of the Company and its shareholders, an aggregate amount of $200,000 (the “At-Risk Funds”) to a bank account at FRB held by CGC II Sponsor LLC (“Sponsor”). In connection with the foregoing, the Company entered into a letter agreement with Sponsor pursuant to which, Sponsor agreed (i) that the transfer of the At-Risk Funds was effected solely as an accommodation in order to protect such funds on behalf of the Company and its shareholders, (ii) that the At-Risk Funds are the legal property of the Company in all respects, (iii) that Sponsor (x) will hold the At-Risk Funds as and until directed by the Company, (y) will disburse the At-Risk Funds only to or as directed by the Company upon the Company’s written instruction, and (z) has no direct control over the At-Risk Funds in any respect, (iv) not to charge any escrow or accommodation fee to the Company, and (v) to indemnify the Company and its shareholders, directors and officers from and against any losses suffered or incurred as a result of the transfer of the At-Risk Funds. On March 27, 2023, the Company opened a bank account at Customers Bank and on March 28, 2023, the Company directed the Sponsor to transfer the At-Risk Funds to such account.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTESIAN GROWTH CORPORATION II

By:	/s/ Peter Yu
Name: Peter Yu
Title: Chief Executive Officer

Date: March 30, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Yu Peter Yu	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 30, 2023

/s/ Beth Michelson	Chief Financial Officer and Director	March 30, 2023
Beth Michelson	(Principal Financial and Accounting Officer)

/s/ Rafael de Luque	Director	March 30, 2023
Rafael de Luque

/s/ Bertrand Grabowski	Director	March 30, 2023
Bertrand Grabowski

/s/ Daniel Karp	Director	March 30, 2023
Daniel Karp

/s/ Allan Leighton	Director	March 30, 2023
Allan Leighton

/s/ Sheryl Schwartz	Director	March 30, 2023
Sheryl Schwartz