Form 10-Q
period 2023-03-31
Cartesian Growth Corp II
filed 2023-05-05
CIK 1889112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
(212)461-6363
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
As of May 5, 2023, there were
23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CARTESIAN GROWTH CORPORATION II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
CARTESIAN GROWTH CORPORATION II
CONDENSED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
Current assets
Cash	$421,781	$543,667
Prepaid expenses	265,197	306,733

Total Current assets	686,978	850,400
Cash and marketable securities held in Trust Account	242,648,025	239,745,907

TOTAL ASSETS	$243,335,003	$240,596,307

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$224,804	$148,911
Accrued offering costs	70,000	70,000

Total Current liabilities	294,804	218,911
Warrant liabilities	2,762,780	3,826,696
Convertible promissory note – related party, at fair value	3,358,894	3,342,932
Deferred underwriting fee	11,500,000	11,500,000

TOTAL LIABILITIES	17,916,478	18,888,539

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption 23,000,000 shares at redemption value of $ 10.55 and $ 10.42 , respectively, per share at March 31, 2023 and December 31, 2022	242,648,025	239,745,907
SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 subject to possible redemption) at March 31, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	575	575
Additional paid-in capital	—	—
Accumulated deficit	(17,230,075)	(18,038,714)

TOTAL SHAREHOLDERS’ DEFICIT	(17,229,500)	(18,038,139)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$243,335,003	$240,596,307

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Operating and formation costs	$239,315	$—

Loss from operations	(239,315)	—
Other income:
Change in fair value of warrant liabilities	1,063,916	—
Change in fair value of convertible promissory note – related party	(15,962)	—
Interest earned on cash and marketable securities held in Trust Account	2,902,118	—

Other income, net	3,950,072	—

Net income	$3,710,757	$—

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	23,000,000	—

Basic and diluted net income per ordinary share, shares subject to possible redemption	$0.13	$—

Basic and diluted weighted average shares outstanding, Non-redeemable Class B ordinary shares	5,750,000	5,000,000

Basic and diluted net income per share, non-redeemable Class B ordinary shares	$0.13	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	5,750,000	$575	$—	$(18,038,714)	$(18,038,139)
Remeasurement for Class A ordinary shares subject to possible redemption amount	—	—	—	—	—	(2,902,118)	(2,902,118)
Net income	—	—	—	—	—	3,710,757	3,710,757

Balance – March 31, 2023	—	$—	5,750,000	$575	$—	$(17,230,075)	$(17,229,500)

FOR THE THREE MONTHS ENDED M
AR
CH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	5,750,000	$575	$24,425	$(3,727)	$21,273
Net loss	—	—	—	—	—	—	—

Balance – March 31, 2023	—	$—	5,750,000	$575	$24,425	$(3,727)	$21,273

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$3,710,757	$—
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(2,902,118)	—
Transaction costs	—	—
Change in fair value of convertible promissory note – related party	15,962	—
Change in fair value of warrant liabilities	(1,063,916)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	41,536	—
Accrued expenses	75,893	—

Net cash used in operating activities	(121,886)	—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	62,944
Payment of offering costs	—	(62,944)

Net cash provided by (used in) financing activities	—	—

Net Change in Cash	(121,886)	—
Cash – Beginning of period	543,667	—

Cash – End of period	$421,781	$—

Non-Cash investing and financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$2,902,118	$—

Deferred offering costs included in accrued offering costs	$—	$78,229

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from October 13, 2021 (inception) through March 31, 2023 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income on cash and marketable securities in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

CARTESIAN GROWTH CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

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

As of March 31, 2023, the Company had $421,781 in its operating bank accounts, $242,648,025 in marketable securities held in the Trust Account to be used for the completion of a Business Combination and/or for the redemption of the public shares if the Company is unable to complete a Business Combination within the Combination Period (subject to applicable law) and working capital of $392,174.
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

CARTESIAN GROWTH CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022, filed with the SEC on March 30, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any future periods.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $421,781 and $543,667 as of March 31, 2023 and December 31, 2022
, respectively. The Company did
not have any cash equivalents as of March 31, 2023 and December 31, 2022.
Cash and Marketable Securities Held in Trust Account
At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in primarily U.S. Treasury securities. All of the Company’s investments held in Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

CARTESIAN GROWTH CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

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
Funds”) to a bank account at FRB held by the Sponsor. In connection with the foregoing, the Company entered into a letter agreement with Sponsor pursuant to which, Sponsor agreed (i) that the transfer of the
At-Risk
Funds was effected solely as an accommodation in order to protect such funds on behalf of the Company and its shareholders, (ii) that the
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
no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. Accordingly, at March 31, 2023 and December 31, 2022, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ (deficit) equity in the Company’s balance sheets.
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
capital and accumulated deficit.
At March 31, 2023 and December 31, 2022, the Class A Ordinary Shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	(2,560,668)
Class A Ordinary Shares issuance costs	(16,608,744)
Plus:
Remeasurement of carrying value to redemption	28,915,319

Class A Ordinary Shares subject to possible redemption, December 31, 2022	$239,745,907

Plus:
Remeasurement of carrying value to redemption	2,902,118

Class A Ordinary Shares subject to possible redemption, March 31, 2023	$242,648,025

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Since its inception, the Company is subject to income tax examinations by major taxing authorities.
The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with income tax regulations of the Cayman Islands, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

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
The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,566,666 Class A Ordinary Shares in the aggregate. As of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company, except for 750,000 Class B ordinary shares which are no longer subject to forfeiture and thus included for dilutive purposes. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$2,968,606	$742,151	$—	$—
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	—	5,000,000

Basic and diluted net income per ordinary share	$0.13	$0.13	$—	$—
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
MARCH 31, 2023
(UNAUDITED)

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
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
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

CARTESIAN GROWTH CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

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
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On October 20, 2021, the Company issued an aggregate of 5,750,000 Class B ordinary shares (the “founder shares”) to the Sponsor and CGC II Sponsor DirectorCo LLC (“DirectorCo”) for a total subscription price of $25,000, or approximately $0.004 per share. Such shares are fully paid. Prior to the initial investment in the Company of $25,000 by the Sponsor and DirectorCo, the Company had no assets, tangible or intangible. Up to 750,000 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the total number of outstanding public shares and founder shares upon completion of the Initial Public Offering. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the Company by the number of founder shares issued. As a result of the underwriters’ decision to fully exercise their over- allotment option on the closing date of the Initial Public Offering, there currently are no founder shares subject to forfeiture.
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
30
-trading
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
Administrative Services Agreement
The Company entered into an agreement with the Sponsor pursuant to which, commencing on May 5, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the three months ended March 31, 2023, the Company incurred $30,000 for these services, of which $30,000 is included in accrued expenses in the accompanying balance sheet. For the three months ended March 31, 2022, the Company did not incur any fees for these services.

CARTESIAN GROWTH CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

Promissory Note — Related Party
On December 31, 2021, the Sponsor agreed to loan the Company up to $250,000 under a promissory note to be used for a portion of the expenses of the Initial Public Offering. This loan was non-interest
bearing, unsecured and was due at the earlier of June 30, 2022 or the closing of the Initial Public Offering. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under such loan. The outstanding amount of $216,405 on the closing date of the Initial Public Offering was repaid in full at the closing of the Initial Public Offering.
Convertible Promissory Note (Sponsor Loan) – Related Party
Simultaneously with the consummation of the Initial Public Offering, the Sponsor loaned the Company the Sponsor Loan, for an aggregate of $4,600,000. The proceeds of the Sponsor Loan were added to the Trust Account on the closing date of the Initial Public Offering and will be used to fund the redemption of Class A Ordinary Shares. The Sponsor Loan shall be repaid at the time of an initial Business Combination, or converted into Sponsor Loan Warrants at a conversion price of $1.00 per Sponsor Loan Warrant, at the Sponsor’s discretion. The Sponsor Loan Warrants will be identical to the Private Placement Warrants. The Sponsor Loan Warrant was extended in order to ensure that the amount in the Trust Account is $10.30 per public share. If the Company does not complete an initial Business Combination, the Company will not repay the Sponsor Loan from amounts held in the Trust Account, and the proceeds held in the Trust Account will be distributed to the Company’s public shareholders. The Sponsor Loan was valued using the fair value method. At March 31, 2023 and December 31, 2022, the Sponsor Loan was valued at a fair value of $3,358,894 and $3,342,932, respectively.
Working Capital Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, it would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the funds held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants will be identical to the Private Placement Warrants, including, as to exercise price, exercisability and exercise period. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under any Working Capital Loans.
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
Underwriting Agreement
On May 10, 2022, the underwriters of the Initial Public Offering were paid a cash underwriting commission of two percent (2.0%) of the gross proceeds of the Initial Public Offering, or $4,600,000. Additionally, the underwriters for the Initial Public Offering are entitled to a deferred underwriting commission of $11,500,000. Subject to the terms of the un der
writing agreement of the Initial Public Offering, (i) the deferred underwriting commission will be placed in the Trust Account and released to the underwriters only upon the completion of a Business Combination and (ii) the deferred underwriting commission will be waived by the underwriters in the event that the Company does not complete a Business Combination.

CARTESIAN GROWTH CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

Service Provider Agreements
The Company has engaged a legal advisor to provide services related to the consummation of an initial Business Combination. In connection with this agreement, the Company may be required to pay the legal advisor’s fees in connection with its services contingent upon a successful initial Business Combination. If a Business Combination does not occur, the Company would not be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination.
NOTE 7. SHAREHOLDERS’ (DEFICIT) EQUITY
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 200,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were 23,000,000 Class A Ordinary Shares issued and outstanding, all of which were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit on the balance sheet.
Class
 B Ordinary Shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were 5,750,000 Class B ordinary shares issued and outstanding.
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
The Class B ordinary shares will automatically convert into Class A Ordinary Shares (which such Class A Ordinary Shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if the Company fails to consummate an initial Business Combination) at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A Ordinary Shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of the ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A Ordinary Shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued by the Company in connection with or in relation to the completion of the initial Business Combination, excluding any Class A Ordinary Shares or equity- linked securities exercisable for or convertible into Class A Ordinary Shares issued, deemed issued, or to be issued, to any seller of a target business in the initial Business Combination and any Private Placement Warrants or Sponsor Loan Warrants issued to the Sponsor or any of its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A Ordinary Shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A Ordinary Shares at a rate of less than one-to-one.
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

CARTESIAN GROWTH CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

Description	Level	March 31, 2023	December 31, 2022
Liabilities:
Warrant liability – Public warrants	1	$1,228,200	$1,724,233
Warrant liability – Private Placement Warrants	3	$1,534,580	$2,102,463
Convertible Promissory Note	3	$3,358,894	$3,342,932
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
The following table provides quantitative information regarding Level 3 fair value measurements:

	March 31, 2023	December 31, 2022	May 10, 2022 (Initial Measurement)
Trading stock price	$10.49	$10.25	$9.89
Exercise price	$11.50	$11.50	$11.50
Expected term (in years)	1.31	1.12	6.10
Volatility	6.3%	10.9%	2.30%
Risk-free rate	4.46%	4.69%	2.95%
Dividend yield	0.00%	0.00%	0.00%
The following table provides quantitative information regarding Level 3 fair value measurements:

	Public Warrant Liabilities	Private Warrant Liabilities	Total Warrant Liabilities
Fair value as of October 13, 2021 (inception)	$—	$—	$—
Initial measurement on May 10, 2022	2,560,668	2,972,600	5,533,268
Change in fair value	189,807	(870,137)	(680,330)
Transfer to Level 1	(2,750,475)	—	(2,750,475)

Fair value as of December 31, 2022	$—	$2,102,463	$2,102,463
Change in fair value	—	(567,883)	(567,883)

Fair value as of March 31, 2023	$—	$1,534,580	$1,534,580

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from October 13, 2021 (inception) through March 31, 2023.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
On May 1, 2023, JPMorgan Chase acquired the substantial majority of assets and assumed the deposits and certain other liabilities of FRB from the FDIC.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of an initial Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”), on March 30, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

We intend to effectuate our initial business combination using cash from the net proceeds of our initial public offering, the sale of the private placement warrants, the sponsor loan (as defined below), our share capital or a combination of cash, share capital and debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2023 were organizational activities and those necessary to prepare for our initial public offering, and since our initial public offering, our activity has been limited to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the trust account (the “trust account”) with Continental Stock Transfer & Trust Company acting as trustee, located in the United States, established for the benefit of our public shareholders. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial business combination.

For the three months ended March 31, 2023, we had net income of $3,710,757 which consists of a change in the fair value of warrant liabilities of $1,063,916, a change in the fair value of the convertible promissory note – related party of $15,962, and interest earned on cash and marketable securities held in the trust account of $2,902,118, offset by operating and formation costs of $239,315.

For the three months ended March 31, 2022, we had a net loss of $0.

Liquidity and Capital Resources

Until the consummation of our initial public offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share by the sponsor and loans from the sponsor.

On May 10, 2022, we consummated the initial public offering of 23,000,000 units, including the full exercise by underwriters of their over-allotment option, at a purchase price of $10.00 per unit, generating total gross proceeds of $230,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 8,900,000 private placement warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, at a price of $1.00 per private placement warrant in a private placement to the sponsor, Cantor Fitzgerald & Co. and Piper Sandler & Co., generating gross proceeds of $8,900,000.

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

For the three months ended March 31, 2023, cash used in operating activities was $121,886. Net income of $3,710,757 was affected by interest earned on cash and marketable securities held in the trust account of $2,902,118, a change in the fair value of a convertible promissory note of $15,962 and a change in the fair value of warrant liabilities of $1,063,916. Changes in operating assets and liabilities was affected by $117,429 of cash used for operating activities.

As of March 31, 2023, we had cash and marketable securities held in the trust account of $242,648,025 (including approximately $5,748,025 of interest income consisting of U.S. treasury bills with a maturity of 185 days or less). We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less any taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash held outside of the trust account of $421,781 available for working capital needs. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay for directors and officers liability insurance premiums.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “working capital loans”). If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the funds held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of the working capital loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants will be identical to the private placement warrants, including, as to exercise price, exercisability and exercise period. As of March 31, 2023 and December 31, 2022, we had no borrowings under any working capital loans.

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

As of March 31, 2023, we had $421,781 in our operating bank accounts, $242,648,025 in marketable securities held in the trust account to be used for the completion of a business combination and/or for the redemption of the public shares if we are unable to complete a business combination by November 10, 2023 (subject to applicable law), and working capital of $392,174.

Until the consummation of a business combination or our liquidation, we will use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay for directors and officers liability insurance premiums. In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023 and December 31, 2022.

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

We have engaged a legal advisor to provide services related to the consummation of an initial business combination. In connection with this agreement, we may be required to pay the legal advisor’s fees in connection with its services contingent upon a successful initial business combination. If a business combination does not occur, we would not be required to pay these contingent fees. There can be no assurance that we will complete a business combination.

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

Ordinary Shares Subject to Possible Redemption

In accordance with FASB ASC 480-10-S99, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480-10-S99. All of the 23,000,000 Class A ordinary shares contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with an initial Business Combination and in connection with certain amendments to our amended and restated memorandum and articles of association. Accordingly, at March 31, 2023, all Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of shareholders’ deficit on the balance sheets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our 2022 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our 2022 Annual Report, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

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

CARTESIAN GROWTH CORPORATION II

Date: May 5, 2023	By:	/s/ Peter Yu
	Name:	Peter Yu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2023	By:	/s/ Beth Michelson
	Name:	Beth Michelson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)