Form 10-Q
period 2023-06-30
Cartesian Growth Corp II
filed 2023-08-10
CIK 1889112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file
number:001-41378

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes
  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-
2of
the Exchange Act).    Yes  ☒    No  ☐
As of August 10
, 2023, there were 23,000,000 Class A ordinary s
hares
, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CARTESIAN GROWTH CORPORATION II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
CARTESIAN GROWTH CORPORATION II
CONDENSED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Current assets
Cash	$217,633	$543,667
Prepaid expenses	164,398	306,733

Total Current assets	382,031	850,400
Cash and marketable securities held in Trust Account	245,473,659	239,745,907

TOTAL ASSETS	$245,855,690	$240,596,307

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$301,318	$148,911
Accrued offering costs	—	70,000

Total Current liabilities	301,318	218,911
Warrant liabilities	2,660,664	3,826,696
Convertible promissory note – related party, at fair value	2,255,967	3,342,932
Deferred underwriting fee	11,500,000	11,500,000

TOTAL LIABILITIES	16,717,949	18,888,539

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption 23,000,000 shares at redemption value of $10.67 and $10.42, respectively, per share at June 30, 2023 and December 31, 2022	245,473,659	239,745,907
SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 subject to possible redemption) at June 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	575	575
Additional paid-in capital	—	—
Accumulated deficit	(16,336,493)	(18,038,714)

TOTAL SHAREHOLDERS’ DEFICIT	(16,335,918)	(18,038,139)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$245,855,690	$240,596,307

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating and formation costs	$311,461	$225,391	$550,776	$225,391

Loss from operations	(311,461)	(225,391)	(550,776)	(225,391)
Other income (expense):
Change in fair value of warrant liabilities	102,116	(412,792)	1,166,032	(412,792)
Change in fair value of convertible promissory note – related party	1,102,927	434,451	1,086,965	434,451
Transaction costs allocated to warrant liabilities	—	(195,984)	—	(195,984)
Interest earned on cash and marketable securities held in Trust Account	2,825,634	14,324	5,727,752	14,324

Total other income (expense), net	4,030,677	(160,001)	7,980,749	(160,001)
Net income (loss)	$3,719,216	$(385,392)	$7,429,973	$(385,392)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	23,000,000	13,142,857	23,000,000	6,607,735

Basic and diluted net income (loss) per share, shares subject to possible redemption	$0.13	$(0.02)	$0.26	$(0.03)

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	5,750,000	5,420,330	5,750,000	5,212,500

Basic and diluted net income (loss) per share, non-redeemable Class B ordinary shares	$0.13	$(0.02)	$0.26	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	5,750,000	$575	$—	$(18,038,714)	$(18,038,139)
Remeasurement for Class A ordinary shares subject to possible redemption amount	—	—	—	—	—	(2,902,118)	(2,902,118)
Net income	—	—	—	—	—	3,710,757	3,710,757

Balance – March 31, 2023	—	$—	5,750,000	$575	$—	$(17,230,075)	$(17,229,500)
Remeasurement for Class A ordinary shares subject to possible redemption amount	—	—	—	—	—	(2,825,634)	(2,825,634)
Net income	—	—	—	—	—	3,719,216	3,719,216

Balance – June 30, 2023	—	$—	5,750,000	$575	$—	$(16,336,493)	$(16,335,918)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2022	—	$—	5,750,000	$575	$24,425	$(3,727)	$21,273
Net loss	—	—	—	—	—	—	—

Balance – March 31, 2022	—	$—	5,750,000	$575	$24,425	$(3,727)	$21,273
Remeasurement for Class A ordinary shares to redemption amount	—	—	—	—	(5,951,825)	(20,131,911)	(26,083,736)
Sale of 8,900,000 Private Placement Warrants	—	—	—	—	5,927,400	—	5,927,400
Net loss	—	—	—	—	—	(385,392)	(385,392)

Balance – June 30, 2022	—	$—	5,750,000	$575	$—	$(20,521,030)	$(20,520,455)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$7,429,973	$(385,392)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(5,727,752)	(14,324)
Transaction costs	—	195,984
Change in fair value of convertible promissory note – related party	(1,086,965)	(434,451)
Change in fair value of warrant liabilities	(1,166,032)	412,792
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	142,335	(505,943)
Accrued expenses	152,407	153,639

Net cash used in operating activities	(256,034)	(577,695)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(236,900,000)

Net cash used in investing activities	—	(236,900,000)
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting commissions paid	—	225,400,000
Proceeds from sale of Private Placement warrants	—	8,900,000
Proceeds from promissory note – related party	—	77,944
Repayment of promissory note – related party	—	(216,405)
Proceeds from convertible promissory note – related party	—	4,600,000
Payment of offering costs	(70,000)	(469,674)

Net cash (used in) provided by financing activities	(70,000)	238,291,865

Net Change in Cash	(326,034)	814,170
Cash – Beginning of period	543,667	—

Cash – End of period	$217,633	$814,170

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$75,320

Remeasurement of Class A ordinary shares subject to possible redemption	$5,727,752	$26,083,736

Deferred offering costs included in accrued offering costs	$—	$11,500,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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
As of June 30, 2023, the Company had not commenced any operations. All activity for the period from October 13, 2021 (inception) through June 30, 2023 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income on cash and marketable securities in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s Sponsor is CGC II Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”).
On May 10, 2022, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units”), which includes the issuance of 3,000,000 Units as a result of the underwriters’ full exercise of their overallotment option, at $10.00 per Unit, generating gross proceeds of $230,000,000, which is discussed in Note 3. Each Unit consists of one Class A ordinary share of the Company, $0.0001 par value per share (the “Class A Ordinary Shares”) and one-third
of one redeemable warrant of the Company, each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment. The registration statement on Form
S-1(File
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
Following the closing of the Initial Public Offering on May 10, 2022, an amount of $236,900,000 ($10.30 per Unit) from the net proceeds of the Initial Public Offering, the sale of the Private Placement Warrants and the Sponsor Loan, was placed in the Trust Account and will be invested only in U.S. government treasury obligations having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule2a-7promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”), that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (i) the completion of the initial Business Combination, (ii) the redemption of the public shares if the Company is unable to complete an initial Business Combination within 18 months from the closing of the Initial Public Offering, or November 10, 2023 (subject to the requirements of applicable law) (the “Combination Period”), and (iii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (a) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete an initial Business Combination within the Combination Period, or (b) with respect to any other provision relating to shareholders’ rights or pre-initial
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
The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account was initially $10.30 per public share. The per-share
amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

CARTESIAN GROWTH CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

If the Company has not consummated the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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
“Presentation of Financial Statements – Going Concern,” management has determined that the Company’s liquidity condition and the liquidation date raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.
As of June 30, 2023, the Company had $217,633 in its operating bank accounts, $245,473,659 in marketable securities held in the Trust Account to be used for the completion of a Business Combination and/or for the redemption of the public shares if the Company is unable to complete a Business Combination within the Combination Period (subject to applicable law) and working capital of $80,713.
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
JUNE 30, 2023
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
for the year ended December 31, 2022, filed with the SEC on March 30, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $217,633 and $543,667 as of June 30, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.
Cash and Marketable Securities Held in Trust Account
At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in primarily U.S. Treasury securities. All of the Company’s investments held in Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

CARTESIAN GROWTH CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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
Funds to such account
.
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
the Company classifies its Class A Ordinary Shares outside of permanent equity as their redemption provisions are not solely within the control of the Company. The Class A Ordinary Shares were issued with other freestanding instruments (i.e., the public warrants) and as such, the initial carrying value of the Class A Ordinary Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20.The Class A Ordinary Shares are subject to FASB ASC
480-10-S99
and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to FASB ASC
480-10-S99-15,
no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. Accordingly, at June 30, 2023 and December 31, 2022, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ (deficit) equity in the Company’s balance sheets.
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
capital and accumulated deficit.

CARTESIAN GROWTH CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

At June 30, 2023 and December 31, 2022, the Class A Ordinary Shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	(2,560,668)
Class A Ordinary Shares issuance costs	(16,608,744)
Plus:
Remeasurement of carrying value to redemption	28,915,319

Class A Ordinary Shares subject to possible redemption, December 31, 2022	$239,745,907
Plus:
Remeasurement of carrying value to redemption	5,727,752

Class A Ordinary Shares subject to possible redemption, June 30, 2023	$245,473,659

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Since its inception, the Company is subject to income tax examinations by major taxing authorities.
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
The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,566,666 Class A Ordinary Shares in the aggregate. As of June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company, except for 750,000 Class B ordinary shares which are no longer subject to forfeiture and thus included for dilutive purposes. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

CARTESIAN GROWTH CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share Numerator:
Allocation of net income (loss)	$2,975,373	$743,843	$(272,860)	$(112,532)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	13,142,857	5,420,330

Basic and diluted net income (loss) per ordinary share	$0.13	$0.13	$(0.02)	$(0.02)

	Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share Numerator:
Allocation of net income (loss)	$5,943,978	$1,485,995	$(215,441)	$(169,951)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	6,607,735	5,212,500

Basic and diluted net income (loss) per ordinary share	$0.26	$0.26	$(0.03)	$(0.03)

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

Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging – Contracts in Entity’s Own Equity”
(“ASC815-40”).
The Company’s derivative instruments are recorded at fair value on the balance sheet with changes in the fair value reported in the statement of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

CARTESIAN GROWTH CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

Warrant Liability
The Company accounts for the warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in
ASC815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject tore-measurement at each balance sheet date. With each such re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
Convertible Promissory Note (Sponsor Loan) – Related Party
The Company accounts for the Sponsor Loan issued pursuant to a convertible promissory note at no interest, under ASC Topic
815-15-25,
“Derivates and Heading — Recognition” (“ASC
815-15-25”).
Under ASC
815-15-25,at
the inception of the convertible promissory note, the Company elected to account for such financial instrument under the fair value option. Under the fair value option, convertible promissory notes are required to be recorded at their fair value on the date of issuance, each drawdown date, and at each balance sheet date thereafter. Differences between the face value of the note and the fair value of the note at each drawdown date are recognized as either an expense in the statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash
gains or losses in the statements of operations. Changes in the estimated fair value of the notes are recognized as non-cash
change in the fair value of the convertible promissory note in the statements of operations. The fair value of the option to convert into Sponsor Loan Warrants was valued utilizing the closed-form model.
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

CARTESIAN GROWTH CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30days ’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the last reported sale price of the Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a
30
-trading
day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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
Administrative Services Agreement
The Company entered into an agreement with the Sponsor pursuant to which, commencing on May 5, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000 for these services, respectively, of which $20,000 is included in accrued expenses in the accompanying balance sheet. For each of the three and six months ended June 30, 2022, the Company incurred $20,000 for these services, which is included in accrued expenses in the accompanying balance sheet.

CARTESIAN GROWTH CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

Promissory Note — Related Party
On December 31, 2021, the Sponsor agreed to loan the Company up to $250,000 under a promissory note to be used for a portion of the expenses of the Initial Public Offering. This loan was non-interest
bearing, unsecured and was due at the earlier of June 30, 2022 or the closing of the Initial Public Offering. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under such loan. The outstanding amount of $216,405 on the closing date of the Initial Public Offering was repaid in full at the closing of the Initial Public Offering.
Convertible Promissory Note (Sponsor Loan) – Related Party
Simultaneously with the consummation of the Initial Public Offering, the Sponsor loaned the Company the Sponsor Loan, for an aggregate of $4,600,000. The proceeds of the Sponsor Loan were added to the Trust Account on the closing date of the Initial Public Offering and will be used to fund the redemption of Class A Ordinary Shares. The Sponsor Loan shall be repaid at the time of an initial Business Combination, or converted into Sponsor Loan Warrants at a conversion price of $1.00 per Sponsor Loan Warrant, at the Sponsor’s discretion. The Sponsor Loan Warrants will be identical to the Private Placement Warrants. The Sponsor Loan Warrant was extended in order to ensure that the amount in the Trust Account is $10.30 per public share. If the Company does not complete an initial Business Combination, the Company will not repay the Sponsor Loan from amounts held in the Trust Account, and the proceeds held in the Trust Account will be distributed to the Company’s public shareholders. The Sponsor Loan was valued using the fair value method. At June 30, 2023 and December 31, 2022, the Sponsor Loan was valued at a fair value of $2,255,967 and $3,342,932, respectively.
Working Capital Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, it would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the funds held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants will be identical to the Private Placement Warrants, including, as to exercise price, exercisability and exercise period. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under any Working Capital Loans.
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
JUNE 30, 2023
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
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 200,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were 23,000,000 Class A Ordinary Shares issued and outstanding, all of which were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit on the balance sheets.
Class
 B Ordinary Shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were 5,750,000 Class B ordinary shares issued and outstanding.
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

CARTESIAN GROWTH CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

Description	Level	June 30, 2023	December 31, 2022
Liabilities:
Warrant liability – Public warrants	1	$1,202,900	$1,724,233
Warrant liability – Private Placement Warrants	3	$1,457,764	$2,102,463
Convertible Promissory Note	3	$2,255,967	$3,342,932
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
The following table provides quantitative information regarding Level 3 fair value measurements:

	June 30, 2023	December 31, 2022	May 10, 2022 (Initial Measurement)
Trading stock price	$10.67	$10.25	$9.89
Exercise price	$11.50	$11.50	$11.50
Expected term (in years)	0.91	1.12	6.10
Volatility	6.6%	10.9%	2.30%
Risk-free rate	5.41%	4.69%	2.95%
Dividend yield	0.00%	0.00%	0.00%
The following table provides quantitative information regarding Level 3 fair value measurements:

	Public Warrant Liabilities	Private Warrant Liabilities	Total Warrant Liabilities
Fair value as of October 13, 2021 (inception)	$—	$—	$—
Initial measurement on May 10, 2022	2,560,668	2,972,600	5,533,268
Change in fair value	189,807	(870,137)	(680,330)
Transfer to Level 1	(2,750,475)	—	(2,750,475)

Fair value as of December 31, 2022	$—	$2,102,463	$2,102,463
Change in fair value	—	(567,883)	(567,883)
Fair value as of March 31, 2023	$—	$1,534,580	$1,534,580
Change in fair value	—	(76,816)	(76,816)

Fair value as of June 30, 2023	$—	$1,457,764	$1,457,764

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from October 13, 2021 (inception) through June 30, 2023.
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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2023 were organizational activities and those necessary to prepare for our initial public offering, and since our initial public offering, our activity has been limited to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the trust account (the “trust account”) with Continental Stock Transfer & Trust Company acting as trustee, located in the United States, established for the benefit of our public shareholders. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial business combination.

For the three months ended June 30, 2023, we had net income of $3,719,216 which consists of a change in the fair value of warrant liabilities of $102,116, a change in the fair value of the convertible promissory note – related party of $1,102,927, and interest earned on cash and marketable securities held in the trust account of $2,825,634, offset by operating and formation costs of $311,461.

For the six months ended June 30, 2023, we had net income of $7,429,973 which consists of a change in the fair value of warrant liabilities of $1,166,032, a change in the fair value of the convertible promissory note – related party of $1,086,965, and interest earned on cash and marketable securities held in the trust account of $5,727,752, offset by operating and formation costs of $550,776.

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

For the six months ended June 30, 2023, cash used in operating activities was $256,034. Net income of $7,429,973 was affected by interest earned on cash and marketable securities held in the trust account of $5,727,752, a change in the fair value of a convertible promissory note of $1,086,965 and a change in the fair value of warrant liabilities of $1,166,032. Changes in operating assets and liabilities was affected by $294,742 of cash provided for operating activities.

As of June 30, 2023, we had cash and marketable securities held in the trust account of $245,473,659 (including approximately $8,573,659 of interest income consisting of U.S. treasury bills with a maturity of 185 days or less). We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less any taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had cash held outside of the trust account of $217,633 available for working capital needs. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay for directors and officers liability insurance premiums.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “working capital loans”). If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the funds held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of the working capital loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants will be identical to the private placement warrants, including, as to exercise price, exercisability and exercise period. As of June 30, 2023 and December 31, 2022, we had no borrowings under any working capital loans.

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that our liquidity condition and liquidation date raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 10, 2023.

As of June 30, 2023, we had $217,633 in our operating bank accounts, $245,473,659 in marketable securities held in the trust account to be used for the completion of a business combination and/or for the redemption of the public shares if we are unable to complete a business combination by November 10, 2023 (subject to applicable law), and working capital of $80,713.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023 and December 31, 2022.

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

Ordinary Shares Subject to Possible Redemption

In accordance with FASB ASC 480-10-S99, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480-10-S99. All of the 23,000,000 Class A ordinary shares contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with an initial Business Combination and in connection with certain amendments to our amended and restated memorandum and articles of association. Accordingly, at June 30, 2023, all Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of shareholders’ deficit on the balance sheets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

CARTESIAN GROWTH CORPORATION II

Date: August 10, 2023	By:	/s/ Peter Yu
	Name:	Peter Yu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Beth Michelson
	Name:	Beth Michelson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)