Form 10-Q
period 2023-09-30
Cartesian Growth Corp II
filed 2023-11-09
CIK 1889112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-41378

CARTESIAN GROWTH CORPORATION II

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

505 Fifth Avenue, 15th Floor New York, New York	10017
(Address of principal executive offices)	(Zip Code)

(212)461-6363

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-third of one Warrant	RENEU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	RENE	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A Ordinary Share, at an exercise price of $11.50	RENEW	The Nasdaq Stock Market LLC

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

As of November 9, 2023, there were 28,749,998 Class A ordinary shares, par value $0.0001 per share, and two Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CARTESIAN GROWTH CORPORATION II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED BALANCE SHEETS

	September 30,
	2023	December 31,
	(Unaudited)	2022
ASSETS
Current assets
Cash	$26,981	$543,667
Prepaid expenses	53,599	306,733
Total Current assets	80,580	850,400

Cash and marketable securities held in Trust Account	248,671,364	239,745,907
TOTAL ASSETS	$248,751,944	$240,596,307

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$218,146	$148,911
Accrued offering costs	—	70,000
Total Current liabilities	218,146	218,911

Warrant liabilities	2,670,973	3,826,696
Convertible promissory note – related party, at fair value	3,358,426	3,342,932
Deferred underwriting fee	11,500,000	11,500,000
TOTAL LIABILITIES	17,747,545	18,888,539

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption; 23,000,000 shares at redemption value of $10.81 and $10.42 per share at September 30, 2023 and December 31, 2022, respectively	248,671,364	239,745,907

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,749,998 and 0 issued outstanding (excluding 23,000,000 subject to possible redemption) at September 30, 2023 and December 31, 2022, respectively	575	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2 and 5,750,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	575
Additional paid-in capital	—	—
Accumulated deficit	(17,667,540)	(18,038,714)
TOTAL SHAREHOLDERS’ DEFICIT	(17,666,965)	(18,038,139)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$248,751,944	$240,596,307

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating and formation costs	$218,279	$256,058	$769,055	$481,449
Loss from operations	(218,279)	(256,058)	(769,055)	(481,449)
Other income:
Change in fair value of warrant liabilities	(10,309)	4,284,045	1,155,723	3,871,253
Change in fair value of convertible promissory note – related party	(1,102,459)	817,163	(15,494)	1,251,614
Transaction costs allocated to warrant liabilities	—	—	—	(195,984)
Interest earned on cash and marketable securities held in Trust Account	3,197,705	1,037,897	8,925,457	1,052,221
Total other income, net	2,084,937	6,139,105	10,065,686	5,979,104
Net income	$1,866,658	$5,883,047	$9,296,631	$5,497,655

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	23,000,000	23,000,000	23,000,000	12,131,868
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.06	$0.20	$0.32	$0.31
Basic weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,394,301
Basic net income per share, non-redeemable Class A and Class B ordinary shares	$0.06	$0.20	$0.32	$0.31
Diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,750,000
Diluted net income per share, non-redeemable Class A and Class B ordinary shares	$0.06	$0.20	$0.32	$0.31

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	5,750,000	$575	$—	$(18,038,714)	$(18,038,139)
Remeasurement for Class A ordinary shares subject to possible redemption amount	—	—	—	—	—	(2,902,118)	(2,902,118)
Net income	—	—	—	—	—	3,710,757	3,710,757
Balance – March 31, 2023	—	$—	5,750,000	$575	$—	$(17,230,075)	$(17,229,500)
Remeasurement for Class A ordinary shares subject to possible redemption amount	—	—	—	—	—	(2,825,634)	(2,825,634)
Net income	—	—	—	—	—	3,719,216	3,719,216
Balance – June 30, 2023	—	$—	5,750,000	$575	$—	$(16,336,493)	$(16,335,918)
Remeasurement for Class A ordinary shares subject to possible redemption amount	—	—	—	—	—	(3,197,705)	(3,197,705)
Conversion of Class B ordinary shares to Class A ordinary shares	5,749,998	575	(5,749,998)	(575)	—	—	—
Net income	—	—	—	—	—	1,866,658	1,866,658
Balance – September 30, 2023	5,749,998	$575	2	$—	$—	$(17,667,540)	$(17,666,965)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2022	—	$—	5,750,000	$575	$24,425	$(3,727)	$21,273
Net loss	—	—	—	—	—	—	—
Balance – March 31, 2022	—	$—	5,750,000	$575	$24,425	$(3,727)	$21,273
Remeasurement for Class A ordinary shares subject to possible redemption amount	—	—	—	—	(5,951,825)	(20,131,911)	(26,083,736)
Sale of 8,900,000 Private Placement Warrants	—	—	—	—	5,927,400	—	5,927,400
Net loss	—	—	—	—	—	(385,392)	(385,392)
Balance – June 30, 2022	—	$—	5,750,000	$575	$—	$(20,521,030)	$(20,520,455)
Remeasurement for Class A ordinary shares subject to possible redemption amount	—	—	—	—	—	(1,037,897)	(1,037,897)
Net income	—	—	—	—	—	5,883,047	5,883,047
Balance – September 30, 2022	—	$—	5,750,000	$575	$—	$(15,675,880)	$(15,675,305)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$9,296,631	$5,497,655
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(8,925,457)	(1,052,221)
Transaction costs	—	195,984
Change in fair value of convertible promissory note – related party	15,494	(1,251,614)
Change in fair value of warrant liabilities	(1,155,723)	(3,871,253)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	253,134	(411,809)
Accrued expenses	69,235	162,264
Net cash used in operating activities	(446,686)	(730,994)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(236,900,000)
Net cash used in investing activities	—	(236,900,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting commissions paid	—	225,400,000
Proceeds from sale of Private Placement warrants	—	8,900,000
Proceeds from promissory note – related party	—	77,944
Repayment of promissory note – related party	—	(216,405)
Proceeds from convertible promissory note – related party	—	4,600,000
Payment of offering costs	(70,000)	(469,994)
Net cash (used in) provided by financing activities	(70,000)	238,291,545

Net Change in Cash	(516,686)	660,551
Cash – Beginning of period	543,667	—
Cash – End of period	$26,981	$660,551

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$75,000
Remeasurement of Class A ordinary shares subject to possible redemption	$8,925,457	$27,121,633
Deferred offering costs included in accrued offering costs	$—	$11,500,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from October 13, 2021 (inception) through September 30, 2023 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income on cash and marketable securities in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2023

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

The military conflict commenced in February 2022 by the Russian Federation in Ukraine and the surrounding region, and Hamas’ attack of Israel and the ensuing war, has created and is expected to create further global economic consequences, including but not limited to the possibility of extreme volatility and disruptions in the financial markets, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. Such global consequences may materially and adversely affect the Company’s ability to consummate an initial Business Combination, or the operations of a target business with which the Company ultimately consummates an initial Business Combination. In addition, the Company’s ability to consummate an initial Business Combination may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the global economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate an initial Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the Company’s liquidity condition and the liquidation date raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.

As of September 30, 2023, the Company had $26,981 in its operating bank account, $248,671,364 in cash and marketable securities held in the Trust Account to be used for the completion of a Business Combination and/or for the redemption of the public shares if the Company is unable to complete a Business Combination within the Combination Period (subject to applicable law) and working capital deficit of $137,566.

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any future periods.

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $26,981 and $543,667 as of September 30, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Cash and Marketable Securities Held in Trust Account

At September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in primarily U.S. Treasury securities. All of the Company’s investments held in Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

The failures of Silicon Valley Bank and Signature Bank on March 10, 2023, raised significant concerns regarding potential risks to deposits at First Republic Bank (“FRB”), including the discretionary working capital account of the Company held at FRB (the “FRB WC Account”). On March 10, 2023, the Company and its management moved to protect the funds in the FRB WC Account by reducing the funds held within the FRB WC Account to $250,000 (the amount covered by FDIC deposit account insurance) and transferring (the “Protective Transfer”), for the benefit of the Company and its shareholders, an aggregate amount of $200,000 (the “At-Risk Funds”) to a bank account at FRB held by the Sponsor. In connection with the foregoing, the Company entered into a letter agreement with Sponsor pursuant to which, Sponsor agreed (i) that the transfer of the At-Risk Funds was effected solely as an accommodation in order to protect such funds on behalf of the Company and its shareholders, (ii) that the At-Risk Funds are the legal property of the Company in all respects, (iii) that Sponsor (x) will hold the At-Risk Funds as and until directed by the Company, (y) will disburse the At-Risk Funds only to or as directed by the Company upon the Company’s written instruction, and (z) has no direct control over the At-Risk Funds in any respect, (iv) not to charge any escrow or accommodation fee to the Company, and (v) to indemnify the Company and its shareholders, directors and officers from and against any losses suffered or incurred as a result of the transfer of the At-Risk Funds. On March 27, 2023, the Company opened a bank account at Customers Bank and on March 28, 2023, the Company directed the Sponsor to transfer the At-Risk Funds to such account. On July 5, 2023, the Company directed the Sponsor to return the At-Risk Funds to the Company’s operating account. As of September 30, 2023, there were no funds held at Customers Bank and the funds held at FRB were below the federally insured limit.

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

SEPTEMBER 30, 2023

(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption

The Class A Ordinary Shares contain a redemption feature which allows for the redemption of such shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies its Class A Ordinary Shares outside of permanent equity as their redemption provisions are not solely within the control of the Company. The Class A Ordinary Shares were issued with other freestanding instruments (i.e., the public warrants) and as such, the initial carrying value of the Class A Ordinary Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The Class A Ordinary Shares are subject to FASB ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to FASB ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. Accordingly, at September 30, 2023 and December 31, 2022, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ (deficit) equity in the Company’s balance sheets.

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

At September 30, 2023 and December 31, 2022, the Class A Ordinary Shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	(2,560,668)
Class A Ordinary Shares issuance costs	(16,608,744)
Plus:
Remeasurement of carrying value to redemption value	28,915,319
Class A Ordinary Shares subject to possible redemption, December 31, 2022	$239,745,907
Plus:
Remeasurement of carrying value to redemption value	8,925,457
Class A Ordinary Shares subject to possible redemption, September 30, 2023	$248,671,364

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Since its inception, the Company is subject to income tax examinations by major taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of shares of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as redeemable Class A Ordinary Shares and non-redeemable Class A and Class B ordinary shares. Accretion associated with the redeemable shares of Class A Ordinary Shares is excluded from income per ordinary share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,566,666 Class A Ordinary Shares in the aggregate. As of September 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company, except for 750,000 Class A ordinary shares which are no longer subject to forfeiture and thus included for dilutive purposes. As a result, diluted net income per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30,
	2023		2022
		Non-		Non-
		Redeemable		Redeemable
	Redeemable	Class A and	Redeemable	Class A and
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share Numerator:
Allocation of net income	$1,493,326	$373,332	$4,706,438	$1,176,609
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.20	$0.20

	Nine Months Ended September 30,
	2023		2022
		Non-		Non-
		Redeemable		Redeemable
	Redeemable	Class A and	Redeemable	Class A and
	Class A	Class B	Class A	Class B
Basic net income per ordinary share Numerator:
Allocation of net income	$7,437,305	$1,859,326	$3,805,556	$1,692,099
Denominator:
Basic weighted average shares outstanding	23,000,000	5,750,000	12,131,868	5,394,301
Basic net income per ordinary share	$0.32	$0.32	$0.31	$0.31

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

	Nine Months Ended September 30,
	2023		2022
		Non-		Non-
		Redeemable		Redeemable
	Redeemable	Class A and	Redeemable	Class A and
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share Numerator:
Allocation of net income	$7,437,305	$1,859,326	$3,729,858	$1,767,797
Denominator:
Diluted weighted average shares outstanding	23,000,000	5,750,000	12,131,868	5,750,000
Diluted net income per ordinary share	$0.32	$0.32	$0.31	$0.31

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

Fair value is defined as the price that would be received for the sale of an asset or paid for the transfer of a liability, in an orderly transaction between market participants calculated at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

SEPTEMBER 30, 2023

(UNAUDITED)

Convertible Promissory Note (Sponsor Loan) – Related Party

The Company accounts for the Sponsor Loan issued pursuant to a convertible promissory note at no interest, under ASC Topic 815-15-25, “Derivates and Heading — Recognition” (“ASC 815-15-25”). Under ASC 815-15-25, at the inception of the convertible promissory note, the Company elected to account for such financial instrument under the fair value option. Under the fair value option, convertible promissory notes are required to be recorded at their fair value on the date of issuance, each drawdown date, and at each balance sheet date thereafter. Differences between the face value of the note and the fair value of the note at each drawdown date are recognized as either an expense in the statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the statements of operations. The fair value of the option to convert into Sponsor Loan Warrants was valued utilizing the monte-carlo model (see Note 9).

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Redemption of warrants when the price per Class A Ordinary Share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the last reported sale price of the Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

The founder shares are identical to the Class A Ordinary Shares, except as described herein. However, the holders of the founder shares have agreed (i) to vote any shares owned by them in favor of any proposed Business Combination and (ii) not to redeem any shares in connection with a shareholder vote or tender offer to approve or in connection with a proposed initial Business Combination. Upon completion of the Class B Conversion (as defined below), the founder shares consist of 5,749,998 Class A Ordinary Shares and two Class B ordinary shares.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor pursuant to which, commencing on May 5, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the three and nine months ended September 30, 2023, the Company incurred $30,000 and $90,000 for these services, respectively, of which $20,000 is included in accrued expenses in the accompanying balance sheet. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $50,000 for these services.

Promissory Note — Related Party

On December 31, 2021, the Sponsor agreed to loan the Company up to $250,000 under a promissory note to be used for a portion of the expenses of the Initial Public Offering. This loan was non-interest bearing, unsecured and was due at the earlier of June 30, 2022 or the closing of the Initial Public Offering. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under such loan. The outstanding amount of $216,405 on the closing date of the Initial Public Offering was repaid in full at the closing of the Initial Public Offering.

Convertible Promissory Note (Sponsor Loan) – Related Party

Simultaneously with the consummation of the Initial Public Offering, the Sponsor loaned the Company the Sponsor Loan, for an aggregate of $4,600,000. The proceeds of the Sponsor Loan were added to the Trust Account on the closing date of the Initial Public Offering and will be used to fund the redemption of Class A Ordinary Shares. The Sponsor Loan shall be repaid at the time of an initial Business Combination, or converted into Sponsor Loan Warrants at a conversion price of $1.00 per Sponsor Loan Warrant, at the Sponsor’s discretion. The Sponsor Loan Warrants will be identical to the Private Placement Warrants. The Sponsor Loan Warrant was extended in order to ensure that the amount in the Trust Account is $10.30 per public share. If the Company does not complete an initial Business Combination, the Company will not repay the Sponsor Loan from amounts held in the Trust Account, and the proceeds held in the Trust Account will be distributed to the Company’s public shareholders. The Sponsor Loan was valued using the fair value method using the monte-carlo method (see Note 9). At September 30, 2023 and December 31, 2022, the Sponsor Loan was valued at a fair value of $3,358,426 and $3,342,932, respectively.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, it would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the funds held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

per warrant at the option of the lender. The warrants will be identical to the Private Placement Warrants, including, as to exercise price, exercisability and exercise period. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under any Working Capital Loans.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Class A Ordinary Shares— The Company is authorized to issue 200,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. On September 22, 2023, in accordance with the provisions of the amended and restated memorandum and articles of association of the Company, the Sponsor and DirectorCo exercised their rights to convert an aggregate of 5,749,998 shares of the Company’s Class B ordinary shares into an equal number of the Company’s Class A ordinary shares, on a one-for-one basis (the “Class B Conversion”). At September 30, 2023, there were 28,749,998 Class A Ordinary Shares issued and outstanding, of which 23,000,000 were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit on the balance sheets. At December 31, 2022, there were 23,000,000 Class A Ordinary Shares issued and outstanding, all of which were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit on the balance sheets.

Class B Ordinary Shares— The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. At September 30, 2023, there were two Class B ordinary shares issued and outstanding. At December 31, 2022, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

SEPTEMBER 30, 2023

(UNAUDITED)

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2023	2022
Liabilities:
Warrant liability – Public warrants	1	$1,226,667	$1,724,233
Warrant liability – Private Placement Warrants	3	$1,444,306	$2,102,463
Convertible Promissory Note	3	$3,358,426	$3,342,932

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

The warrants and convertible promissory note were valued using a monte- carlo model, which is considered to be a Level 3 fair value measurement. The monte carlo model’s primary unobservable input utilized in determining the fair value is the expected volatility of the Class A Ordinary Shares. The expected volatility as of the closing date of the Initial Public Offering date was derived from observable pricing of public warrants on comparable ‘blank-check’ companies without an identified target.

The following table provides quantitative information regarding the warrant liability Level 3 fair value measurements:

			May 10, 2022
	September 30, 2023	December 31, 2022	(Initial Measurement)
Trading stock price	$10.86	$10.25	$9.89
Exercise price	$11.50	$11.50	$11.50
Expected term (in years)	1.35	1.12	6.10
Volatility	1.0%	10.9%	2.30%
Risk-free rate	5.31%	4.69%	2.95%
Dividend yield	0.00%	0.00%	0.00%

The following table provides quantitative information regarding the warrant liability Level 3 fair value measurements:

	Public	Private	Total
	Warrant	Warrant	Warrant
	Liabilities	Liabilities	Liabilities
Fair value as of October 13, 2021 (inception)	$—	$—	$—
Initial measurement on May 10, 2022	2,560,668	2,972,600	5,533,268
Change in fair value	189,807	(870,137)	(680,330)
Transfer to Level 1	(2,750,475)	—	(2,750,475)
Fair value as of December 31, 2022	$—	$2,102,463	$2,102,463
Change in fair value	—	(567,883)	(567,883)
Fair value as of March 31, 2023	$—	$1,534,580	$1,534,580
Change in fair value	—	(76,816)	(76,816)
Fair value as of June 30, 2023	$—	$1,457,764	$1,457,764
Change in fair value	—	(13,458)	(13,458)
Fair value as of September 30, 2023	$—	$1,444,306	$1,444,306

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The following table provides quantitative information regarding the convertible promissory note Level 3 fair value measurements:

			May 10, 2022
	September 30, 2023	December 31, 2022	(Initial Measurement)
Trading stock price	$10.86	$10.25	$9.89
Exercise price	$11.50	$11.50	$11.50
Expected term (in years)	0.63	0.68	1.10
Expected term of warrant conversion (in years)	5.63	5.68	6.10
Volatility	1.0%	10.9%	2.30%
Risk-free rate	5.51%	4.75%	2.35%
Probability of merger closing	75%	75%	75%

The following table provides quantitative information regarding the convertible promissory note Level 3 fair value measurements:

Fair value as of October 13, 2021 (inception)	$—
Initial measurement on May 10, 2022	4,600,000
Change in fair value	(1,706,572)
Fair value as of December 31, 2022	$3,342,932
Change in fair value	15,962
Fair value as of March 31, 2023	$3,358,894
Change in fair value	(1,102,927)
Fair value as of June 30, 2023	$2,255,867
Change in fair value	1,102,459
Fair value as of September 30, 2023	$3,358,426

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from October 13, 2021 (inception) through September 30, 2023.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, except as set forth below:

On October 12, 2023, the Company issued an unsecured promissory note in the principal amount of $500,000 to the Sponsor, which was funded in its entirety by the Sponsor. The note does not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the note into that number of warrants equal to the portion of the principal amount of the note being converted divided by $1.00, rounded up to the nearest whole number.

On November 6, 2023, the Company’s shareholders approved an amendment to the Company’s amended and restated memorandum and articles of association (the “Charter Amendment”). The Charter Amendment extended the date by which the Company has to consummate a business combination for up to an additional twelve months, from November 10, 2023 to up to November 10, 2024, by electing to extend the date to consummate an initial business combination on a monthly basis for up to twelve times by an additional one month each time, unless the closing of the Company’s initial business combination has occurred (referred to as an “Extension” and such applicable later date, the “Extended Date”), without the need for any further approval of the Company’s shareholders, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account for each such one-month extension (the “Extension Payment”) the lesser of (a) an aggregate of $150,000 and (b) $0.02 per public share that remains outstanding and is not

20

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

redeemed prior to any such one-month extension, in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination.

In connection with the votes to approve the Charter Amendment, the holders of 7,129,439 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.86 per share, for an aggregate redemption amount of approximately $77.4 million, leaving approximately $172.4 million in the Trust Account following the Charter Amendment.

In connection with the Extension Payments, on November 6, 2023, the Company issued an unsecured promissory note to the Sponsor in the aggregate amount of $1,800,000 (the “Extension Note”). On November 6, 2023, the Sponsor deposited an Extension Payment in the amount of $150,000 in the Trust Account, representing the lesser of (a) an aggregate of $150,000 and (b) $0.02 per public share that remained outstanding and unredeemed prior to the Extension, which enabled the Company to extend the period of time it has to consummate an initial business combination from November 10, 2023 to December 10, 2023. The Extension Note bears no interest and the principal balance is payable on the date of the consummation of the Company’s initial business combination. The Extension Note is not convertible into private placement warrants and the principal balance may be prepaid at any time.

21

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

On September 22, 2023, in accordance with the provisions of our amended and restated memorandum and articles of association the Sponsor and CGC II Sponsor DirectorCo LLC exercised their rights to convert an aggregate of 5,749,998 Class B ordinary shares into an equal number of Class A ordinary shares, on a one-for-one basis (the “Class B Conversion”). As a result of the Class B Conversion, at September 30, 2023, there were 28,749,998 Class A ordinary shares and two Class B ordinary shares issued and outstanding.

On November 6, 2023, our shareholders approved an amendment to our amended and restated memorandum and articles of association (the “Charter Amendment”). The Charter Amendment extended the date by which we have to consummate a business combination for up to an additional twelve months, from November 10, 2023 to up to November 10, 2024, by electing to extend the date to consummate an initial business combination on a monthly basis for up to twelve times by an additional one month each time, unless the closing of the Company’s initial business combination has occurred (which we refer to as an “Extension” and such applicable later date, the “Extended Date”), without the need for any further approval of the Company’s shareholders, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the trust account for each such one-month extension (the “Extension Payment”) the lesser of (a) an aggregate of $150,000 and (b) $0.02 per public share that remains outstanding and is not redeemed prior to any such one-month extension, in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination.

In connection with the votes to approve the Charter Amendment, the holders of 7,129,439 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.86 per share, for an aggregate redemption amount of approximately $77.4 million, leaving approximately $172.4 million in the trust account following the Charter Amendment.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2023 were organizational activities and those necessary to prepare for our initial public offering, and since our initial public offering, our activity has been limited to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the trust account (the “trust account”) with Continental Stock Transfer & Trust Company acting as trustee, located in the United States, established for the benefit of our public shareholders. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial business combination.

For the three months ended September 30, 2023, we had net income of $1,866,658 which consists of interest earned on cash and marketable securities held in the trust account of $3,197,705, offset by a change in the fair value of warrant liabilities of $10,309, a change in the fair value of the convertible promissory note – related party of $1,102,459, and operating costs of $218,279.

For the nine months ended September 30, 2023, we had net income of $9,296,631 which consists of a change in the fair value of warrant liabilities of $1,155,723, and interest earned on cash and marketable securities held in the trust account of $8,925,457, offset by a change in the fair value of the convertible promissory note – related party of $15,494 and operating costs of $769,055.

For the three months ended September 30, 2022, we had net income of $5,883,047 which consists of a change in the fair value of warrant liabilities of $4,284,045, a change in the fair value of the convertible promissory note – related party of $817,163, and interest earned on cash and marketable securities held in the Trust Account of $1,037,897, offset by operating costs of $256,058.

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

For the nine months ended September 30, 2023, cash used in operating activities was $446,686. Net income of $9,296,631 was affected by interest earned on cash and marketable securities held in the trust account of $8,925,457, a change in the fair value of a convertible promissory note of $15,494 and a change in the fair value of warrant liabilities of $1,155,723. Changes in operating assets and liabilities was affected by $322,369 of cash provided for operating activities.

As discussed above, following the Charter Amendment, there was approximately $172.4 million remaining in the trust account.

As of September 30, 2023, we had cash and marketable securities held in the trust account of $248,671,364 (including approximately $11,771,364 of interest income consisting of U.S. treasury bills with a maturity of 185 days or less). We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less any taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2023, we had cash held outside of the trust account of $26,981 available for working capital needs. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay for directors and officers liability insurance premiums.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “working capital loans”). If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the funds held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of the working capital loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants will be identical to the private placement warrants, including, as to exercise price, exercisability and exercise period. As of September 30, 2023 and December 31, 2022, we had no borrowings under any working capital loans.

On October 12, 2023, we issued an unsecured promissory note in the principal amount of $500,000 to the Sponsor, which was funded in its entirety by the Sponsor. The note does not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the note into that number of warrants equal to the portion of the principal amount of the note being converted divided by $1.00, rounded up to the nearest whole number.

In connection with the Extension Payments described above, on November 6, 2023, we issued an unsecured promissory note to the Sponsor in the aggregate amount of $1,800,000 (the “Extension Note”). On November 6, 2023,  the Sponsor deposited an Extension Payment in the amount of $150,000 in the trust account, representing the lesser of (a) an aggregate of $150,000 and (b) $0.02 per public share that remained outstanding and unredeemed prior to the Extension, which enabled us to extend the period of time we have to consummate an initial business combination from November 10, 2023 to December 10, 2023. The Extension Note bears no interest and the principal balance is payable on the date of the consummation of our initial business combination. The Extension Note is not convertible into private placement warrants and the principal balance may be prepaid at any time.

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that our liquidity condition and liquidation date raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 10, 2023, or the applicable Extended Date.

As of September 30, 2023, we had $26,981 in our operating bank accounts, $248,671,364 in marketable securities held in the trust account to be used for the completion of a business combination and/or for the redemption of the public shares if we are unable to complete a business combination by November 10, 2023 (subject to applicable law) unless our shareholders approve the Extension Proposal, and working capital deficit of $137,566.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023 and December 31, 2022.

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

Ordinary Shares Subject to Possible Redemption

In accordance with FASB ASC 480-10-S99, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480-10-S99. All of the 23,000,000 Class A ordinary shares contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with an initial Business Combination and in connection with certain amendments to our amended and restated memorandum and articles of association. Accordingly, at September 30, 2023, all Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of shareholders’ deficit on the balance sheets.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share,” pursuant to which net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. We have two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable Class A ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

3.1

Amended and Restated Memorandum and Articles of Association of the Company, dated May 5, 2022 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2022 and incorporated by reference herein)

3.2

Amendment to the Amended and Restated Memorandum and Articles of Association of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8 K, filed with the SEC on November 7, 2023 and incorporated by reference herein)

10.1

Promissory Note issued in favor of CGC II Sponsor LLC, dated October 12, 2023 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2023 and incorporated by reference herein)

10.2

Promissory Note issued in favor of CGC II Sponsor LLC, dated November 6, 2023 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 7, 2023 and incorporated by reference herein)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTESIAN GROWTH CORPORATION II

Date: November 9, 2023	By:	/s/ Peter Yu
	Name:	Peter Yu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Beth Michelson
	Name:	Beth Michelson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)