Form 10-K
period 2023-12-31
Cartesian Growth Corp II
filed 2024-03-20
CIK 1889112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Registrant’s telephone number, including area code: (212)461-6363

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2023, based upon the closing price of $10.67 of the Registrant’s common stock as reported on the Nasdaq Capital Market, was approximately $245.4 million. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 19, 2024, 21,620,559 Class A ordinary shares, par value $0.0001 per share, and two Class B ordinary shares par value $0.0001 per share, were issued and outstanding, respectively.

Auditor Firm ID: 688	Auditor Name: Marcum LLP	Auditor Location: Houston, TX

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”) or unless the context otherwise requires references to:

●	“we,” “us,” “company” or “our company” are to Cartesian Growth Corporation II, a Cayman Islands exempted company;
●	“Class A ordinary shares” are to our Class A ordinary shares of par value $0.0001 per share in the share capital of the company;
●	“Class B ordinary shares” are to our Class B ordinary shares of par value $0.0001 per share in the share capital of the company;
●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as the same may be amended from time to time;
●	“directorCo” is to CGC II Sponsor DirectorCo LLC, a Cayman Islands limited liability company;
●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for Class A ordinary shares issued in a financing transaction in connection with our initial business combination, including but not limited to a private placement of equity or debt;
●	“founder shares” are to our Class B ordinary shares initially purchased by our sponsor and directorCo in a private placement prior to the initial public offering, and the Class A ordinary shares that were issued upon the voluntary conversion of the Class B ordinary shares at the election of the holders thereof, or that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination, as described in our amended and restated memorandum and articles of association (for the avoidance of doubt, such shares of our Class A ordinary shares will not be “public shares”);
●	“initial shareholders” are to our sponsor, directorCo and the other holders of our founder shares prior to the closing of the initial public offering;
●	“management” or our “management team” are to our executive officers and directors;
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“private placement warrants” are to the warrants we sold to our sponsor, Cantor Fitzgerald & Co. and Piper Sandler & Co. in a private placement simultaneously with the closing of the initial public offering;
●	“public shares” and “public warrants” are to the Class A ordinary shares and warrants, respectively, which were sold as part of the units in the initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);
●	“public shareholders” and “public warrant holders” are to the holders of our public shares and public warrants, including our sponsor and management team to the extent they purchase public shares or public warrants, provided that their status as “public shareholders” and “public warrant holders” shall exist only with respect to such public shares or public warrants;
●	“sponsor” are to CGC II Sponsor LLC, a Cayman Islands limited liability company;

●	“sponsor loan” are to the loan our sponsor made to us simultaneously with the closing of the initial public offering; and
●	“sponsor loan warrants” are to the warrants that may be issued to our sponsor upon conversion of the sponsor loan as described in this Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purpose of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our expectations around the performance of a prospective target business or businesses;
●	our ability to complete our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent invasion of Ukraine by Russia, Hamas’ attack of Israel and the ensuing war and the increased rate of inflation in the United States;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	our financial performance.

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

Class B Conversion

On September 22, 2023, in accordance with the provisions of our amended and restated memorandum and articles of association the sponsor and directorCo exercised their rights to convert an aggregate of 5,749,998 Class B ordinary shares into an equal number of Class A ordinary shares, on a one-for-one basis (the “Class B Conversion”). As a result of the Class B Conversion, at December 31, 2023, there were 21,620,559 Class A ordinary shares and two Class B ordinary shares issued and outstanding.

The Extension

On November 6, 2023, our shareholders approved an amendment to our amended and restated memorandum and articles of association (the “Charter Amendment”). The Charter Amendment extended the date by which we had to consummate a business combination for up to an additional twelve months, from November 10, 2023 to up to November 10, 2024, by electing to extend the date to consummate an initial business combination on a monthly basis for up to twelve times by an additional one month each time, unless the closing of our initial business combination has occurred (which we refer to as an “Extension” and such applicable later date, the “Extended Date”), without the need for any further approval of our shareholders, provided that the sponsor (or its affiliates or permitted designees) will deposit into the trust account for each such one-month extension (the “Extension Payment”) the lesser of (a) an aggregate of $150,000 and (b) $0.02 per public share that remains outstanding and is not redeemed prior to any such one-month extension, in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination.

In connection with the votes to approve the Charter Amendment, the holders of 7,129,439 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.86 per share, for an aggregate redemption amount of approximately $77.4 million, leaving approximately $172.4 million in the trust account following the Charter Amendment. As of December 31, 2023, the amount held in the trust account was approximately $174.3 million, which included an aggregate of $300,000 of Extension Payments.

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

We intend to seek to acquire target businesses that:

●	we believe have meaningful and attractive high-growth potential, whether organic or inorganic;
●	have been identified through a proprietary process rather than a competitive process;
●	we believe have proven business models as we do not intend to assume risks of unproven technologies;
●	have significant transnational operations or attractive potential for transnational operations;
●	operate in a manner consistent with the United Nations Principles for Responsible Investment or can promptly be aligned to operate in accordance with such principles;
●	are led by proven management teams;
●	are owned in large part by a family, management team and/or sponsor that will retain a significant portion of the equity capital of the business after our initial business combination;
●	are supportive of and welcome additional value-creation and institution-building efforts, including enhanced corporate governance and financial transparency, expanded business intelligence and strategic planning activity and improved risk management capabilities; and
●	are willing to participate in our initial business combination on terms that will offer an attractive valuation for our shareholders.

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

We have up until the Extended Date, to consummate an initial business combination. We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. Nasdaq rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable, if any, on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

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

We are required to comply with the internal control requirements of the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. On May 5, 2022, we filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

Item 1A. Risk Factors

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors,” below. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect an initial business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	we are an early stage incorporated exempted company with no operating history;
●	lack of opportunity to vote on our proposed business combination;
●	lack of protections normally afforded to investors of blank check companies;
●	third-party claims reducing the per-share redemption price;
●	our shareholders being held liable for claims by third parties against us;
●	delay in receiving distributions from the trust account;
●	the exercise of registration rights by our security holders may have an adverse effect on the market price of our Class A ordinary shares;
●	our initial shareholders controlling a substantial interest in us;
●	deviation from acquisition criteria and guidelines;

●	issuance of equity and/or debt securities to complete a business combination;
●	lack of working capital;
●	ability to obtain additional financing;
●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	failure to enforce our sponsor’s indemnification obligations;
●	negative interest rate for securities in which we invest the funds held in the trust account;
●	resources spent researching acquisitions that are not consummated;
●	dependence on key personnel;
●	past performance by our management team is not indicative of future performance of an investment in us;
●	conflicts of interest of our sponsor, officers and directors;
●	the delisting of our securities by Nasdaq;
●	warrant holders limited to exercising warrants only on a “cashless basis;”
●	ability to amend the terms of our warrants with the approval by the holders of at least 65% of the then outstanding public warrants;
●	shares being redeemed and warrants becoming worthless;
●	adverse effect of warrants on the market price of our Class A ordinary shares;
●	our shareholders’ inability to vote or redeem their shares in connection with our extensions;
●	disadvantageous timing for redeeming warrants;
●	there is currently no market for our securities and a market for our securities may not develop;
●	completing a business combination with a company located in a foreign jurisdiction;
●	changes in laws or regulations, or our failure to comply with any laws and regulations;
●	uncertain or adverse U.S. federal income tax consequence; and
●	difficulties and limitations in protecting your interests, and your ability to protect your rights through the U.S. federal courts.

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

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by the Extended Date. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the Extended Date. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the invasion of Ukraine by Russia and Hamas’ attack of Israel and the ensuing war.

The United States and global markets have experienced volatility and disruption following the escalation of geopolitical tensions as a result of the invasion of Ukraine by Russia in February 2022 and the attack of Israel by Hamas in October 2023. Although the length and impact of the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict are highly unpredictable, these conflicts could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine or the Israel-Hamas conflict, could adversely affect our search for a business combination and any target business with which we ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine and the Israel-Hamas conflict and any related market disruptions are impossible to predict, but could be substantial. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.30 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by The Extended Date. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of the COVID-19 coronavirus, the recent invasion of Ukraine by Russia, Hamas’ attack of Israel and the ensuing war, the increased rate of inflation in the United States and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

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

If the funds not being held in the trust account are insufficient to allow us to operate until at least The Extended Date, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 18 months following the closing of the initial public offering, or The Extended Date, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the initial public offering and potential loans from certain of our affiliates are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that, upon the closing of the initial public offering, the funds available to us outside of the trust account will be sufficient to allow us to operate until at least the Extended Date; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.30 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.30 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.30 per share” and other risk factors herein.

If the net proceeds of the initial public offering, the sale of the private placement warrants and the sponsor loan not being held in the trust account are insufficient to allow us to operate until at least the Extended Date, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our taxes, if any, and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination. Our sponsor is not obligated to fund such loans.

The funds available to us outside of the trust account to fund our working capital requirements may not be sufficient to allow us to operate until at least the Extended Date, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor will be sufficient to allow us to operate until at least the Extended Date; however, we cannot assure you that our estimate is accurate. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to, or otherwise invest in, us in such circumstances. Any such loans would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only $10.30 per share, or less in certain circumstances, and our warrants will expire worthless., our public shareholders may receive less than $10.30 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.30 per share” and other risk factors below.

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

If we are unable to consummate our initial business combination by the Extended Date, our public shareholders may be forced to wait beyond the ten business day period thereafter before redemption from our trust account.

If we are unable to consummate our initial business combination by the Extended Date, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account not previously released to us to pay our taxes, if any, less up to $100,000 of interest for our dissolution expenses, divided by the number of then outstanding public shares and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to our commencing any voluntary liquidation. If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account, then such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the ten business days following the initial business combination period before the redemption proceeds of our trust account become available to them, and they receive the return of their portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

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

Unlike most other similarly structured blank check companies, our sponsor will receive additional founder shares if we issue shares to complete an initial business combination.

If we issue shares to complete an initial business combination, the founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of our ordinary shares issued and outstanding upon completion of the initial public offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued by us in connection with or in relation to the completion of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller of a target business in the initial business combination and any private placement warrants issued to our sponsor or any of its affiliates or any member of our management team upon conversion of working capital loans. In no event will the founder shares have a ratio of less than one-to-one compared to the Class A ordinary shares. This is different than most other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

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

As of the date of this Annual Report, there are 5,750,000 founder shares outstanding, all of which are held of record by our sponsor. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the total number of outstanding public shares and founder shares after the initial public offering. The founder shares will be worthless if we do not complete our initial business combination. In addition, our sponsor, Cantor Fitzgerald & Co. and Piper Sandler & Co. purchased an aggregate of 8,900,000 private placement warrants, each of which such warrants will be exercisable for one Class A ordinary share at $11.50 per share. Of those 8,900,000 private placement warrants, 6,600,000 warrants were purchased by our sponsor, 1,897,500 warrants were purchased by Cantor Fitzgerald & Co. and 402,500 warrants were purchased by Piper Sandler & Co. The private placement warrants will also be worthless if we do not complete a business combination. The initial shareholders have agreed (i) to vote any shares owned by them in favor of any proposed business combination and (ii) not to redeem any shares in connection with a shareholder vote or tender offer to approve or in connection with a proposed initial business combination. In addition, if we do not complete an initial business combination, we will not repay the sponsor loan from amounts held in the trust account, and we would most likely not have other available funds to repay the sponsor loan. The personal and financial interests of our initial shareholders may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the Extended Date, nears, which is the deadline for the completion of our initial business combination.

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

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities (other than the sponsor loan), or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy and other purposes; and
●	other disadvantages compared to our competitors who have less debt.

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

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

We may effect an initial business combination with a business located outside of the United States. If we do, we would be subject to any special considerations or risks associated with businesses operating in the target’s home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals and shareholders generally;
●	laws governing the manner in which future business combinations may be effected;
●	differing laws and regulations regarding exchange listing and delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;

●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	inflation greater than that experienced in the United States;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and
●	deterioration of political relations with the United States.

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

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, including the invasion of Ukraine by Russia and the resulting sanctions, Hamas’ attack of Israel and the ensuing war, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination on terms favorable to our investors altogether.

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

Our sponsor, officers and directors have agreed, each pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the Extended Date, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (less any interest released to us for taxes, if any), divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our initial shareholders, officers and directors. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Our initial shareholders, officers and directors have agreed, each pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the Extended Date, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (less any interest released to us for taxes, if any), divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our initial shareholders, officers and directors. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers and directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Our units, Class A ordinary shares and warrants are currently listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. We cannot assure you that we will be able to meet those initial listing requirements at that time. If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the invasion of Ukraine by Russia and resulting sanctions, Hamas’ attack of Israel and the ensuing war, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases). An active trading market for our securities may not fully develop or be sustained. Additionally, if our securities become delisted from Nasdaq for any reason, and are quoted on the OTC Pink Sheets, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of our securities may be more limited than if we were listed on Nasdaq or another national exchange. You may be unable to sell your securities unless a market can be fully developed and sustained.

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

Pursuant to our amended and restated memorandum and articles of association, we are authorized to issue up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share and 1,000,000 preference shares, par value $0.0001 per share. We may issue a substantial number of additional Class A ordinary shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We also issued Class A ordinary shares upon the Class B Conversion and may issue additional Class A ordinary shares at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares or any other securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares on any initial business combination. The issuance of additional ordinary shares:

●	may significantly dilute the equity interest of investors in the initial public offering;
●	could cause a change of control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (a) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by the Extended Date or (b) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not completed an initial business by the Extended Date, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not completed an initial business combination by the Extended Date, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

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

If we are deemed to be an investment company for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”), we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial business combination and liquidate.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC. It is possible that a claim could be made that we have been operating as an unregistered investment company. This risk may be increased if we continue to hold the funds in the Trust Account in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, rather than instructing the trustee to liquidate the securities in the Trust Account and hold the funds in the Trust Account in cash.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate. If we are required to liquidate, our shareholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

If we instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the Trust Account in cash in order to seek to mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since the IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement, instruct the trustee with respect to the trust account to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in an interest-bearing demand deposit account held at a bank until the earlier of consummation of an initial business combination or liquidation of the Company. Following such liquidation of the securities held in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in an interest-bearing demand deposit account held at a bank would reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company. As of the date of this proxy statement, we have not yet made any such determination to liquidate the securities held in the trust account.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in an interest-bearing demand deposit account held at a bank, which would further reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company. As of the date of this proxy statement, we have not yet made any such determination to liquidate the securities held in the trust account.

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

We may not have sufficient liquidity to meet our anticipated obligations over the next year from the issuance of these financial statements. In connection with our assessment of going concern considerations in accordance with in accordance with ASC Topic 205-40 “Presentation of Financial Statements - Going Concern,” we have until The Extended Date to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the company be required to liquidate after The Extended Date.

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

Item 1C. Cybersecurity

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

Holders

As of March 19, 2024, there were 1 holder of record for our units, 3 holders of record for our Class A ordinary shares, 2 holders of record for our Class B ordinary shares and 4 holders of record for our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

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

Use of Proceeds from Registered Offering

On May 10, 2022, we consummated the initial public offering of 23,000,000 units, including the issuance of 3,000,000 units as a result of the underwriters’ full exercise of their over-allotment option, at $10.00 per unit, generating gross proceeds of $230,000,000. The securities sold in our initial public offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-261866). The registration statement became effective on May 5, 2022. As of December 31, 2023, the amount held in the trust account was approximately $174.3 million, which included an aggregate of $300,000 of Extension Payments.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

The principal objective of this Management’s Discussion and Analysis of Financial Condition and Results of Operations is to enhance our overall financial disclosures by providing explanation and analysis of the Company’s financial condition and results of operations as viewed by our management.

Overview

We are a blank check company incorporated in the Cayman Islands on October 13, 2021 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or engaging in any other similar business combination with one or more businesses or entities (the “business combination”).

We may pursue our initial business combination in any business industry or sector; however, we have focused on seeking high-growth businesses with proven or potential transnational operations or outlooks in order to capitalize on the experience, reputation, and network of our management team. Furthermore, we seek target businesses where we believe we will have an opportunity to drive ongoing value creation after our initial business combination is completed.

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

On September 22, 2023, in accordance with the provisions of our amended and restated memorandum and articles of association the sponsor and directorCo exercised their rights to convert an aggregate of 5,749,998 Class B ordinary shares into an equal number of Class A ordinary shares, on a one-for-one basis. As a result of the Class B Conversion, at December 31, 2023, there were 21,620,559 Class A ordinary shares and two Class B ordinary shares issued and outstanding.

On November 6, 2023, our shareholders approved an amendment to our amended and restated memorandum and articles of association. The Charter Amendment extended the date by which we have to consummate a business combination for up to an additional twelve months, from November 10, 2023 to up to November 10, 2024, by electing to extend the date to consummate an initial business combination on a monthly basis for up to twelve times by an additional one month each time, unless the closing of the Company’s initial business combination has occurred (which we refer to as an “Extension” and such applicable later date, the “Extended Date”), without the need for any further approval of the Company’s shareholders, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the trust account for each such one-month extension (the “Extension Payment”) the lesser of (a) an aggregate of $150,000 and (b) $0.02 per public share that remains outstanding and is not redeemed prior to any such one-month extension, in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination.

In connection with the votes to approve the Charter Amendment, the holders of 7,129,439 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.86 per share, for an aggregate redemption amount of approximately $77.4 million, leaving approximately $172.4 million in the trust account following the Charter Amendment.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2023 were organizational activities and those necessary to prepare for our initial public offering, and since our initial public offering, our activity has been limited to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial business combination.

For the year ended December 31, 2023, we had net income of $11,441,040 which consists of a change in the fair value of warrant liabilities of $1,664,373, a change in the fair value of the convertible promissory note – related party of $166,247 and interest earned on cash and marketable securities held in the trust account of $11,642,853, offset by operating costs of $2,032,433.

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

For the year ended December 31, 2023, cash used in operating activities was $922,735. Net income of $11,441,040 was affected by change in the fair value of warrant liabilities of $1,664,373, a change in the fair value of the convertible promissory note – related party of $166,247 and interest earned on cash and marketable securities held in the trust account of $11,642,853. Changes in operating assets and liabilities was affected by $1,109,698 of cash provided for operating activities.

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

As of December 31, 2023, we had cash and marketable securities held in the trust account of $174,252,198 (including approximately $14,488,760 of interest income consisting of U.S. treasury bills with a maturity of 185 days or less). We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less any taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2023, we had cash held outside of the trust account of $50,932 available for working capital needs. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay for directors and officers liability insurance premiums.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “working capital loans”). If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the funds held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of the working capital loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants will be identical to the private placement warrants, including, as to exercise price, exercisability and exercise period. As of December 31, 2023 and 2022, we had no borrowings under any working capital loans.

On October 12, 2023, we issued an unsecured promissory note in the principal amount of $500,000 to the sponsor, which was funded in its entirety by the sponsor (the “October 2023 Note”). Additionally, on January 19, 2024, we issued an unsecured promissory note in the principal amount of $250,000 to the sponsor (the “January 2024 Note” and together with the October 2023 Note, the “Notes”). The Notes do not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which we consummate our initial business combination and (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). In the event we consummate our initial business combination, the sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under each of the Notes into that number of warrants equal to the portion of the principal amount of the Notes being converted divided by $1.00, rounded up to the nearest whole number.

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

On December 6, 2023, January 8, 2024, February 5, 2024 and March 5, 2024, our board approved the second, third, fourth and fifth one-month extensions of the time period during which it may consummate an initial business combination. In connection with the extension of the Business Combination Period from November 10, 2023 through April 10, 2024 (the “Extension”), the Company drew an aggregate of $750,000 ($150,000 at each extension date) from the Extension Note. The sponsor (or its affiliates or permitted designees) deposited the Extension Payments into the trust account.

The Extension to April 10, 2024 is the fifth of twelve one-month extensions permitted under the Articles.

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that our liquidity condition and liquidation date raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the applicable Extended Date.

As of December 31, 2023, we had $50,932 in our operating bank accounts, $174,252,198 in marketable securities held in the trust account to be used for the completion of a business combination and/or for the redemption of the public shares if we are unable to complete a business combination by the applicable Extended Date (subject to applicable law), and working capital deficit of $1,200,944.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023 and 2022.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our financial information. We describe our significant accounting policies in Note 2 – Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. Some of the more significant estimates are in connection with determining the fair value of the warrant liabilities and convertible promissory notes – related party. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

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

Convertible Promissory Notes – Related Party

We account for the Sponsor Loan issued pursuant to convertible promissory note at no interest and a convertible promissory note issued on October 12, 2023 to Sponsor under ASC Topic 815-15-25, “Derivates and Heading — Recognition” (“ASC 815-15-25”). Under ASC 815-15-25, at the inception of the convertible promissory note, the Company elected to account for such financial instrument under the fair value option. Under the fair value option, convertible promissory notes are required to be recorded at their fair value on the date of issuance, each drawdown date, and at each balance sheet date thereafter. Differences between the face value of the note and the fair value of the note at each drawdown date are recognized as either an expense in the statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the statements of operations. The fair value of the conversion option embedded in the convertible promissory notes was valued utilizing the monte-carlo model. See Note 9 to the financial statements included elsewhere in this Annual Report.

Ordinary Shares Subject to Possible Redemption

In accordance with FASB ASC 480-10-S99, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480-10-S99. All of the 15,870,561 Class A ordinary shares contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with an initial Business Combination and in connection with certain amendments to our amended and restated memorandum and articles of association. Accordingly, at December 31, 2023, all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of shareholders’ deficit on the balance sheets.

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

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have an impact on its financial statements.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As of December 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of the initial public offering, the net proceeds of the initial public offering, including amounts in the trust account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal year ended December 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based upon criteria in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management determined that the internal control over financial reporting were effective as of December 31, 2023.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Peter Yu	62	Chairman and Chief Executive Officer
Beth Michelson	54	Chief Financial Officer and Director
Rafael de Luque	54	Director
Bertrand Grabowski	67	Independent Director
Daniel Karp	46	Independent Director
Allan Leighton	70	Independent Director
Sheryl Schwartz	60	Independent Director

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

Beth Michelson has served as our Chief Financial Officer since our inception in October 2021 and has served on our board of directors upon completion of the initial public offering. She is also a Partner at Cartesian where she has led numerous investments in digital infrastructure, specialized manufacturing and distribution, and telecommunications services. She serves on the boards of directors of Brilia Participacao S.A., Thermal Management Solutions Ltd, Xipron LLC, NorthStar Earth & Space, Inc, and Safeguard Scientifics (NASDAQ:SFE). She also serves on the Global Advisory Board of Columbia Business School’s Chazen Institute for Global Business. Prior to the formation of Cartesian, Ms. Michelson served as Vice President at an affiliate of AIGCP, leading investments in media and telecommunications globally. Earlier in her career, Ms. Michelson was an Associate at Wasserstein Perella Emerging Markets focusing on private equity investments and structured products, and worked in financing for media and entertainment at Dresdner Bank AG. Ms. Michelson, a CFA® charterholder, received her Master’s in Business Administration and Master of International Affairs from Columbia Business School and Columbia’s School of International and Public Affairs, respectively, and holds a bachelor’s degree from the University of Michigan.

Rafael de Luque has served on our board of directors since May 2022. He is also a Partner at Cartesian where he has led transactions in numerous sectors, including in financial services, convenience retail, mobile communications, and legal services. Mr. de Luque currently serves on the board of directors of Flybondi. Prior to joining Cartesian, Mr. de Luque served as a Vice President at an affiliate of AIGCP, where he specialized in media and content-related investments. Earlier in his career, Mr. de Luque held the position of Financial Consultant at the Inter-American Development Bank. Mr. de Luque, a CFA® charterholder, received his Master’s in Business Administration from the University of Maryland and holds a bachelor’s degree from Universidad de Los Andes in Colombia.

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

Daniel Karp has served on our board of directors since May 2022. Mr. Karp, and the teams he has led, have executed dozens of mergers & acquisitions (M&A) and collaboration transactions, totaling over $80 billion in potential deal value. Mr. Karp is the Chief Business Development Officer at Organon, a global pharmaceutical company focused on woman’s health since January 2021. At Organon, Mr. Karp leads global M&A, collaborations, alliance management, and integration. He also served on the board of directors of Cartesian Growth Corporation. From June 2018 to March 2020, he served as Executive Vice President, Corporate Development at Biogen Inc. Prior to joining Biogen Inc., Mr. Karp held a number of positions of increasing responsibility at Pfizer Inc., including as Vice President, Worldwide Business Development and Head of Business Development for Worldwide Research and Development from May 2016 to June 2018, as Vice President, Worldwide Business Development and Business Development Lead for Pfizer Vaccines, Oncology and Consumer Healthcare from January 2014 to May 2016, as Senior Director, Worldwide Business Development from December 2010 to December 2013, as Director, Worldwide Business Development from January 2008 to December 2010, as Senior Manager, Worldwide Business Development from May 2007 to December 2007 and as Manager, U.S. Business Development from July 2006 to April 2007. Prior to that, Mr. Karp held roles in healthcare and life sciences strategy consulting. Mr. Karp holds a Master of Business Administration from the Wharton School of the University of Pennsylvania and a bachelor’s degree in Biology from Duke University.

Allan Leighton has served on our board of directors since May 2022. He is an internationally recognized business leader and currently serves on the board of directors of multiple companies, including Element Materials Technology, Allbright, Northern Bloc, Simba Sleep, C&A AG, Pizza Express, and BrewDog. Prior to his current responsibilities, Allan served as CEO of Pandora A/S, and before that as President and Deputy Chairman of Loblaw. He led the modernization and transformation of the Royal Mail, ultimately as the organization’s longest-serving Chairman. Earlier in his career he served as CEO of Asda Stores Ltd., which he turned around and led to the successful sale to Wal-Mart, and then served as President & CEO of Wal-Mart Europe. In addition, Mr. Leighton previously served as Sales Director at Pedigree Petfoods and as Managing Director and General Sales Manager for Mars. In addition to his commercial activities, Mr. Leighton has served as Chairman at Race for Opportunity, and Business in the Community, as well as Business Ambassador for HRH the Prince of Wales while also serving as Vice Patron of Breast Cancer Care. Mr. Leighton received an Honorary Degree from Cranfield University, an Honorary Fellowship from the University of Lancaster, Doctor of Business Administration from York St John University, and attended the Advanced Management Program at Harvard.

Sheryl Schwartz has served on our board of directors since May 2022. Ms. Schwartz is an internationally recognized investment leader and was identified by Mergers & Acquisitions Magazine as one of the “Most Influential Women in the Mid-Market M&A” for multiple years. She serves as Chief Investment Officer of Alti Financial, a platform focused on democratizing private equity, since 2021. From May 2013 to April 2020, she was a Managing Director at Caspian Private Equity, building an investment portfolio of more than $3 billion. Previously, she was a Senior Managing Director at Perseus and Managing Director of Perseus Mezzanine Finance. Earlier in her career, Ms. Schwartz served as Managing Director of Alternative Investments at TIAA, a Fortune 100 diversified financial services firm, where she built an investment portfolio of more than $13 billion. In addition to her commercial activities, Ms. Schwartz also is an Adjunct Professor of Private Equity and Finance at the Fordham Gabelli School of Business, an independent board member of GAIA Reit since 2023, and a board member of the Women’s Association of Venture and Equity (WAVE) since 2007. Ms. Schwartz received both her Master’s in Business Administration and bachelor’s degree from New York University.

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

Responsibilities of the audit committee include:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors as required by the Nasdaq rules. Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors. The members of our compensation committee are Daniel Karp, Sheryl Schwartz and Bertrand Grabowski. Daniel Karp serves as chairman of the compensation committee. Daniel Karp, Sheryl Schwartz and Bertrand Grabowski meet the independent director standard under Nasdaq’s listing standards. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, as required by Nasdaq rules, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;
●	reviewing and approving the compensation of all of our other executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 19, 2024, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our executive officers and directors; and all our executive officers and directors as a group.

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

Unless otherwise indicated below, we have based our calculation of the percentage of beneficial ownership on 21,620,561 ordinary shares issued and outstanding, consisting of 21,620,559 Class A ordinary shares and two Class B ordinary shares.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
	Amount and		Amount and		Percentage of
	Nature of	Approximate	Nature of	Approximate	Outstanding
	Beneficial	Percentage	Beneficial	Percentage	Ordinary
Name and Address of Beneficial Owner(1)	Ownership	of Class	Ownership	of Class	Shares
CGC Sponsor LLC(2)	5,749,998	26.6	2	100%	26.6%
Peter Yu(2)	5,749,998	26.6	2	100%	26.6%
Beth Michelson	—	—	—	—	—
Rafael De Luque	—	—	—	—	—
CGC II Sponsor DirectorCo LLC	99,999	*	1	50%	*
Bertrand Grabowski(3)	—	—	—	—	—
Daniel Karp(3)	—	—	—	—	—
Allan Leighton(3)	—	—	—	—	—
Sheryl Schwartz(3)	—	—	—	—	—
All directors and executive officers as a group (7 individuals)	5,749,998	26.6%	2	100%	26.6%
Wealthspring Capital LLC(4)	1,766,630	8.2%	—	—	8.2%
First Trust Capital Management L.P. (5)	1,501,481	6.9%	—	—	6.9%
Calamos Investment Trust(6)	1,500,000	6.9%	—	—	6.9%
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the entities or individuals is 505 Fifth Avenue, 15th Floor, New York, New York 10017.

(2)

Represents 5,650,000 founder shares held by CGC II Sponsor LLC (consisting of 5,649,999 Class A ordinary shares and one Class B ordinary share), our sponsor, and 100,000 founder shares held by CGC II Sponsor DirectorCo LLC for the benefit of our independent directors (consisting of 99,999 Class A ordinary shares and one Class B ordinary share). Our sponsor is the sole managing member of CGC II Sponsor DirectorCo LLC and Pangaea Three-B, LP is the sole member of our sponsor, and is controlled by Peter Yu, our Chief Executive Officer and director. Consequently, each of Pangaea Three-B, LP and Mr. Yu may be deemed to share voting and dispositive control over the founder shares held by our sponsor and CGC II Sponsor DirectorCo LLC, and thus to share beneficial ownership of such securities. Mr. Yu disclaims beneficial ownership of the founder shares held by our sponsor and CGC II Sponsor DirectorCo LLC, except to the extent of his pecuniary interest therein.

(3)	Does not include certain shares indirectly owned by this individual as a result of his or her membership interest in CGC II Sponsor DirectorCo LLC.
(4)

According to a Schedule 13G filed with the SEC on February 8, 2024 by Wealthspring Capital LLC, a Delaware limited liability company (“Wealthspring”) and Matthew Simpson, a manager of Wealthspring. Wellspring and Mr. Simpson share voting and investment power over the shares. The principal business address for each of Wealthspring and Mr. Simpson is 2 Westchester Park Drive, Suite 108, West Harrison, NY 10604.

(5)

According to a Schedule 13G filed with the SEC on February 14, 2024 by First Trust Merger Arbitrage Fund, an investment company (“VARBX”), First Trust Capital Management L.P., an investment adviser (“FTCM”), First Trust Capital Solutions L.P., a control person of FTCM (“FTCS”), and FTCS Sub GP LLC, a control person of FTCM (“Sub GP”). The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

(6)

According to a Schedule 13G filed with the SEC on February 14, 2024 by Calamos Market Neutral Income Fund, a series of Calamos Investment Trust, an investment company (“Calamos”). The principal business address for Calamos is 2020 Calamos Court, Naperville, IL 60563.

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

Our sponsor agreed to loan us up to $250,000 to be used for a portion of the expenses of the initial public offering. These loans are non-interest bearing, unsecured and were due at the earlier of June 30, 2022 or the closing of the initial public offering. The loan was repaid upon the consummation of the initial public offering.

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

On October 12, 2023, we issued the October 2023 Note in the principal amount of $500,000 to the sponsor, which was funded in its entirety by the sponsor. Additionally, on January 19, 2024, we issued the January 2024 Note in the principal amount of $250,000 to the sponsor. The Notes do not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which we consummate our initial business combination and (ii) the date that the winding up of the Company is effective. In the event we consummate our initial business combination, the sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under each of the Notes into that number of warrants equal to the portion of the principal amount of the Notes being converted divided by $1.00, rounded up to the nearest whole number.

In connection with the Extension Payments, on November 6, 2023, we issued the Extension Note to the sponsor in the aggregate amount of $1,800,000. On each of November 6, 2023, December 6, 2023, January 8, 2024, February 5, 2024 and March 5, 2024, the sponsor deposited an Extension Payment in the amount of $150,000 in the trust account, representing the lesser of (a) an aggregate of $150,000 and (b) $0.02 per public share that remained outstanding and unredeemed prior to the Extension, which enabled us to extend the period of time we have to consummate an initial business combination from November 10, 2023 through April 10, 2024. The Extension Note bears no interest and the principal balance is payable on the date of the consummation of our initial business combination. The Extension Note is not convertible into private placement warrants and the principal balance may be prepaid at any time.

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

On May 5, 2022, we entered into a registration rights agreement with respect to the private placement warrants, sponsor loan warrants, warrants issuable upon conversion of working capital loans and the Class A ordinary shares issuable upon exercise of the foregoing, which requires us to register such securities for resale. Pursuant to such registration rights agreement, the holders of the majority of these securities will be entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of the initial public offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $250,000 in loans that we may draw down made to us by our sponsor to cover offering-related and organizational expenses;
●	Payment to an affiliate of our sponsor of up to $10,000 per month for office space, utilities, secretarial support and administrative services;
●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;
●	Repayment of the sponsor loan in an amount up to $4,600,000;

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto; but up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including, as to exercise price, exercisability and exercise period. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete a business combination, the loans may not be repaid; and
●	At the closing of our initial business combination, we may pay customary financial consulting fees. We may pay such financial consulting fees in the event our initial shareholders, officers, directors or their affiliates provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. We would disclose any such fee in the proxy or tender offer materials used in connection with a proposed business combination.

Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled $144,715 and $127,205, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2023 and 2022.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2023 and 2022.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2023 and 2022.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

 (a)The following documents are filed as part of this Form 10-K:

 (1)Financial Statements:

 (2)Financial Statement Schedules:

None.

 (3)Exhibits

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association of the Company, dated May 5, 2022.(1)

3.2	Amendment to the Amended and Restated Memorandum and Articles of Association. (2)

4.1	Specimen Unit Certificate.(3)

4.2	Specimen Class A Ordinary Share Certificate.(3)

4.3	Specimen Warrant Certificate.(3)

4.4	Warrant Agreement, dated May 5, 2022, between the Company and Continental.(1)

4.5	Description of Registrant’s Securities. (4)

10.1	Investment Management Trust Agreement, dated May 5, 2022, between the Company and Continental. (1)

10.2	Private Placement Warrant Purchase Agreement, dated May 5, 2022, between the Company and the Sponsor. (1)

10.3	Private Placement Warrants Purchase Agreement, dated May 5, 2022, between the Company and Cantor Fitzgerald & Co. (1)

10.4	Private Placement Warrants Purchase Agreement, dated May 5, 2022, between the Company and Piper Sandler & Co. (1)

10.5	Registration Rights Agreement, dated May 5, 2022, among the Company, the Sponsor and certain securityholders. (1)

10.6	Promissory Note for Sponsor Loan, dated May 5, 2022, issued to the Sponsor. (1)(3)

10.7	Promissory Note issued in favor of CGC II Sponsor LLC, dated October 12, 2023.(5)

10.8	Promissory Note issued in favor of CGC II Sponsor LLC, dated November 6, 2023. (2)

10.9	Promissory Note issued in favor of CGC II Sponsor LLC, dated January 19, 2024. (6)

10.10	Administrative Services Agreement, dated May 5, 2022, between the Company and the Sponsor. (1)

10.11	Letter Agreement, dated May 5, 2022, between the Company and the Sponsor. (1)

10.12	Letter Agreement, dated May 5, 2022, between the Company and each officer and director of the Company. (1)

10.13	Form of Indemnity Agreement. (1)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13(a)-14(a) and 15(d)-14(a), as Adopted Pursuant to Section 302 of Sarbanes- Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant Securities Exchange Act Rules 13(a)-14(a) and 15(d)-14(a), as Adopted Pursuant to Section 302 of Sarbanes- Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97	Cartesian Growth Corporation II Executive Officer Clawback Policy*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File*

*Filed herewith.

**Furnished herewith.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2022 and incorporated by reference herein.
(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2023 and incorporated by reference herein.
(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1/A (File No. 333-261866) on April 28, 2022 and incorporated by reference herein.
(4)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2023 and incorporated by reference herein.
(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8 K filed with the Securities and Exchange Commission on October 13, 2023 and incorporated by reference herein.
(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2024 and incorporated by reference herein.

Item 16. Form 10-K Summary

None.

CARTESIAN GROWTH CORPORATION II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Cartesian Growth Corporation II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cartesian Growth Corporation II (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities on or before April 10, 2024, or by electing to extend the date to consummate an initial business combination on a monthly basis for up to seven times by an additional one month each time through November 10, 2024, provided that CGC II Sponsor LLC will deposit into the Trust Account for each such one-month extension the lesser of (a) an aggregate of $150,000 and (b) $0.02 per public share that remains outstanding and is not redeemed prior to any such one-month extension. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to November 10, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond November 10, 2024 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

Houston, TX
March 19, 2024

CARTESIAN GROWTH CORPORATION II

BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash	$50,932	$543,667
Prepaid expenses	279,102	306,733
Total Current assets	330,034	850,400
Cash and marketable securities held in Trust Account	174,252,198	239,745,907
TOTAL ASSETS	$174,582,232	$240,596,307
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,230,978	$148,911
Promissory note	300,000	—
Accrued offering costs	—	70,000
Total Current liabilities	1,530,978	218,911
Warrant liabilities	2,162,323	3,826,696
Convertible promissory note – related party, at fair value	3,676,685	3,342,932
Deferred underwriting fee	11,500,000	11,500,000
TOTAL LIABILITIES	18,869,986	18,888,539
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption; 15,870,561 and 23,000,000 shares at redemption value of $10.98 and $10.42 per share as of December 31, 2023 and 2022, respectively	174,252,198	239,745,907
SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,749,998 and 0 issued outstanding (excluding 15,870,561 and 23,000,000 subject to possible redemption) as of December 31, 2023 and 2022, respectively	575	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2 and 5,750,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	575
Additional paid-in capital	—	—
Accumulated deficit	(18,540,527)	(18,038,714)
TOTAL SHAREHOLDERS’ DEFICIT	(18,539,952)	(18,038,139)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$174,582,232	$240,596,307

The accompanying notes are an integral part of these financial statements.

CARTESIAN GROWTH CORPORATION II

STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Operating and formation costs	$2,032,433	$685,056
Loss from operations	(2,032,433)	(685,056)
Other income:
Change in fair value of warrant liabilities	1,664,373	1,706,572
Change in fair value of convertible promissory note – related party	166,247	1,257,068
Transaction costs allocated to warrant liabilities	—	(195,984)
Interest earned on cash and marketable securities held in Trust Account	11,642,853	2,845,907
Other income, net	13,473,473	5,613,563
Net income	$11,441,040	$4,928,507

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	21,964,766	14,871,233
Basic and diluted net income per ordinary share, shares subject to possible redemption	$0.41	$0.24
Basic weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	5,750,000	5,484,203
Basic net income per share, non-redeemable Class A and Class B ordinary shares	$0.41	$0.24
Diluted weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	5,750,000	5,750,000
Diluted net income per share, non-redeemable Class A and Class B ordinary shares	$0.41	$0.24

The accompanying notes are an integral part of these financial statements.

CARTESIAN GROWTH CORPORATION II

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – December 31,2021	—	$—	5,750,000	$575	$24,425	$(3,727)	$21,273
Sale of 8,900,000 Private Placement Warrants	—	—	—	—	5,927,400	—	5,927,400
Remeasurement of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(5,951,825)	(22,963,494)	(28,915,319)
Net income	—	—	—	—	—	4,928,507	4,928,507
Balance – December 31, 2022	—	—	5,750,000	575	—	(18,038,714)	(18,038,139)
Conversion of Class B ordinary shares to Class A ordinary shares	5,749,998	575	(5,749,998)	(575)	—	—	—
Remeasurement of Class A ordinary shares subject to possible redemption amount	—	—	—	—	—	(11,942,853)	(11,942,853)
Net income	—	—	—	—	—	11,441,040	11,441,040
Balance – December 31, 2023	5,749,998	$575	2	$—	$—	$(18,540,527)	$(18,539,952)

The accompanying notes are an integral part of these financial statements.

CARTESIAN GROWTH CORPORATION II

STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$11,441,040	$4,928,507
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(11,642,853)	(2,845,907)
Transaction costs allocated to warrant liabilities	—	195,984
Change in fair value of convertible promissory note – related party	(166,247)	(1,257,068)
Change in fair value of warrant liabilities	(1,664,373)	(1,706,572)
Changes in operating assets and liabilities:
Prepaid expenses	27,631	(306,733)
Accrued expenses	1,082,067	148,911
Net cash used in operating activities	(922,735)	(842,878)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(300,000)	(236,900,000)
Cash withdrawn from Trust Account in connection with redemption	77,436,562	—
Net cash provided by (used in) investing activities	77,136,562	(236,900,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting commissions paid	—	225,400,000
Proceeds from sale of Private Placement warrants	—	8,900,000
Proceeds from promissory note – related party	300,000	77,944
Repayment of promissory note – related party	—	(216,405)
Proceeds from convertible promissory note – related party	500,000	4,600,000
Payment of offering costs	(70,000)	(474,994)
Redemption of common stock	(77,436,562)	—
Net cash (used in) provided by financing activities	(76,706,562)	238,286,545

Net Change in Cash	(492,735)	543,667
Cash – Beginning of period	543,667	—
Cash – End of period	$50,932	$543,667

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$—	$11,500,000
Remeasurement of Class A ordinary shares subject to possible redemption	$11,942,853	$28,915,319
Offering costs included in accrued offering costs	$—	$70,000

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from October 13, 2021 (inception) through December 31, 2023 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income on cash and marketable securities in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on May 10, 2022, an amount of $236,900,000 ($10.30 per Unit) from the net proceeds of the Initial Public Offering, the sale of the Private Placement Warrants and the Sponsor Loan, was placed in the Trust Account and will be invested only in U.S. government treasury obligations having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”), that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (i) the completion of the initial Business Combination, (ii) the redemption of the public shares if the Company is unable to complete an initial Business Combination by November 10, 2024 (the “Combination Period”), and (iii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (a) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete an initial Business Combination within the Combination Period, or (b) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity.

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

On December 6, 2023, January 8, 2024, February 5, 2024 and March 5, 2024, the Board approved the second, third, fourth and fifth one-month extensions of the time period during which the Company may consummate an initial business combination. In connection with the Extension of the Business Combination Period from November 10, 2023 through April 10, 2024, the Company drew an aggregate of $750,000 ($150,000 at each extension date) from the Extension Note. The Sponsor (or its affiliates or permitted designees) deposited the Extension Payments into the Trust Account.

The Extension to April 10, 2024 is the fifth of twelve one-month extensions permitted under the Articles.

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

The Sponsor has agreed it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended, (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third - party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company has not asked the Sponsor to reserve for such indemnification obligations. Therefore, the Company cannot provide assurance that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the initial Business Combination and redemptions could be reduced to less than $10.30 per public share. In such event, the Company may not be able to complete the initial Business Combination, and redemptions may be a lesser than $10.30 per share in connection with any redemption of the public shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

The military conflict commenced in February 2022 by the Russian Federation in Ukraine and the surrounding region, and Hamas’ attack of Israel and the ensuing war, have created and are expected to create further global economic consequences, including but not limited to the possibility of extreme volatility and disruptions in the financial markets, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. Such global consequences may materially and adversely affect the Company’s ability to consummate an initial Business Combination, or the operations of a target business with which the Company ultimately consummates an initial Business Combination. In addition, the Company’s ability to consummate an initial Business Combination may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the global economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate an initial Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern and Liquidity

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

As of December 31, 2023, the Company had $50,932 in its operating bank account, $174,252,198 in cash and marketable securities held in the Trust Account to be used for the completion of a Business Combination and/or for the redemption of the public shares if the Company is unable to complete a Business Combination within the Combination Period (subject to applicable law) and working capital deficit of $1,200,944.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans (see Note 5).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $50,932 and $543,667 as of December 31, 2023 and 2022, respectively. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Cash and Marketable Securities Held in Trust Account

As of December 31, 2023 and 2022, substantially all of the assets held in the Trust Account were held in primarily U.S. Treasury securities. All of the Company’s investments held in Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

The failures of Silicon Valley Bank and Signature Bank on March 10, 2023, raised significant concerns regarding potential risks to deposits at First Republic Bank (“FRB”), including the discretionary working capital account of the Company held at FRB (the “FRB WC Account”). On March 10, 2023, the Company and its management moved to protect the funds in the FRB WC Account by reducing the funds held within the FRB WC Account to $250,000 (the amount covered by FDIC deposit account insurance) and transferring (the “Protective Transfer”), for the benefit of the Company and its shareholders, an aggregate amount of $200,000 (the “At-Risk Funds”) to a bank account at FRB held by the Sponsor. In connection with the foregoing, the Company entered into a letter agreement with Sponsor pursuant to which, Sponsor agreed (i) that the transfer of the At-Risk Funds was effected solely as an accommodation in order to protect such funds on behalf of the Company and its shareholders, (ii) that the At-Risk Funds are the legal property of the Company in all respects, (iii) that Sponsor (x) will hold the At-Risk Funds as and until directed by the Company, (y) will disburse the At-Risk Funds only to or as directed by the Company upon the Company’s written instruction, and (z) has no direct control over the At-Risk Funds in any respect, (iv) not to charge any escrow or accommodation fee to the Company, and (v) to indemnify the Company and its shareholders, directors and officers from and against any losses suffered or incurred as a result of the transfer of the At-Risk Funds. On March 27, 2023, the Company opened a bank account at Customers Bank and on March 28, 2023, the Company directed the Sponsor to transfer the At-Risk Funds to such account. On July 5, 2023, the Company directed the Sponsor to return the At-Risk Funds to the Company’s operating account. As of December 31, 2023, there were no funds held at Customers Bank and the funds held at FRB were below the federally insured limit.

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

Class A Ordinary Shares Subject to Possible Redemption

The Class A Ordinary Shares contain a redemption feature which allows for the redemption of such shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies its Class A Ordinary Shares outside of permanent equity as their redemption provisions are not solely within the control of the Company. The Class A Ordinary Shares were issued with other freestanding instruments (i.e., the public warrants) and as such, the initial carrying value of the Class A Ordinary Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The Class A Ordinary Shares are subject to FASB ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to FASB ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. Accordingly, as of December 31, 2023 and 2022, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ deficit in the Company’s balance sheets.

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

As of December 31, 2023 and 2022, the Class A Ordinary Shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	(2,560,668)
Class A Ordinary Shares issuance costs	(16,608,744)
Plus:
Remeasurement of carrying value to redemption value	28,915,319
Class A Ordinary Shares subject to possible redemption, December 31, 2022	$239,745,907
Less:
Redemption	(77,436,562)
Plus:
Remeasurement of carrying value to redemption value	11,942,853
Class A Ordinary Shares subject to possible redemption, December 31, 2023	$174,252,198

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2023 and 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Since its inception, the Company is subject to income tax examinations by major taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,566,666 Class A Ordinary Shares in the aggregate. As of December 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company, except for 750,000 Class A ordinary shares which are no longer subject to forfeiture and thus included for dilutive purposes. As a result, diluted net income per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year Ended		For the Year Ended
	December 31,		December 31,
	2023		2022
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$9,067,360	$2,373,680	$3,600,659	$1,327,848
Denominator:
Basic weighted average shares outstanding	21,964,766	5,750,000	14,871,233	5,484,203
Basic net income per ordinary share	$0.41	$0.41	$0.24	$0.24

	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income	$9,067,360	$2,373,680	$3,554,248	$1,374,259
Denominator:
Diluted weighted average shares outstanding	21,964,766	5,750,000	14,871,233	5,750,000
Diluted net income per ordinary share	$0.41	$0.41	$0.24	$0.24

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

Convertible Promissory Notes – Related Party

The Company accounts for the Sponsor Loan issued pursuant to a convertible promissory note at no interest and a convertible promissory note issued on October 12, 2023 to Sponsor under ASC Topic 815-15-25, “Derivates and Heading — Recognition” (“ASC 815-15-25”). Under ASC 815-15-25, at the inception of the convertible promissory note, the Company elected to account for such financial instrument under the fair value option. Under the fair value option, convertible promissory notes are required to be recorded at their fair value on the date of issuance, each drawdown date, and at each balance sheet date thereafter. Differences between the face value of the note and the fair value of the note at each drawdown date are recognized as either an expense in the statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the statements of operations. The fair value of the option to convert into Sponsor Loan Warrants was valued utilizing the monte-carlo model (see Note 9).

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have an impact on its financial statements.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

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

Administrative Services Agreement

The Company entered into an agreement with the Sponsor pursuant to which, commencing on May 5, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the year ended December 31, 2023, the Company incurred $120,000 for these services, of which $30,000 is included in accrued expenses in the accompanying balance sheet. For the year ended December 31, 2022, the Company incurred $80,000 for these services, of which $20,000 is included in accrued expenses in the accompanying balance sheet.

Promissory Note — Related Party

On December 31, 2021, the Sponsor agreed to loan the Company up to $250,000 under a promissory note to be used for a portion of the expenses of the Initial Public Offering. This loan was non-interest bearing, unsecured and was due at the earlier of June 30, 2022 or the closing of the Initial Public Offering. As of December 31, 2023 and 2022, there were no amounts outstanding under such loan. The outstanding amount of $216,405 on the closing date of the Initial Public Offering was repaid in full at the closing of the Initial Public Offering.

On November 6, 2023, in connection with the Extension Payments, the Company issued an unsecured promissory note to the Sponsor in the aggregate amount of $1,800,000 (the “Extension Note”). On November 6, 2023, the Sponsor deposited an Extension Payment in the amount of $150,000 in the Trust Account, representing the lesser of (a) an aggregate of $150,000 and (b) $0.02 per public share that remained outstanding and unredeemed prior to the Extension, which enabled the Company to extend the period of time it has to consummate an initial business combination from November 10, 2023 to December 10, 2023.

On December 6, 2023, January 8, 2024, February 5, 2024 and March 5, 2024, the Board approved the second, third, fourth and fifth one-month extensions of the time period during which it may consummate an initial business combination. In connection with the extension of the Business Combination Period from November 10, 2023 through April 10, 2024 (the “Extension”), the Company drew an aggregate of $750,000 ($150,000 at each extension date) from the Extension Note. The Sponsor (or its affiliates or permitted designees) deposited the Extension Payments into the Trust Account.

The Extension to April 10, 2024 is the fifth of twelve one-month extensions permitted under the Articles.

Convertible Promissory Note (Sponsor Loan) – Related Party

Simultaneously with the consummation of the Initial Public Offering, the Sponsor loaned the Company the Sponsor Loan, for an aggregate of $4,600,000. The proceeds of the Sponsor Loan were added to the Trust Account on the closing date of the Initial Public Offering and will be used to fund the redemption of Class A Ordinary Shares. The Sponsor Loan shall be repaid at the time of an initial Business Combination, or converted into Sponsor Loan Warrants at a conversion price of $1.00 per Sponsor Loan Warrant, at the Sponsor’s discretion. The Sponsor Loan Warrants will be identical to the Private Placement Warrants. The Sponsor Loan Warrant was extended in order to ensure that the amount in the Trust Account is $10.30 per public share. If the Company does not complete an initial Business Combination, the Company will not repay the Sponsor Loan from amounts held in the Trust Account, and the proceeds held in the Trust Account will be distributed to the Company’s public shareholders. The Sponsor Loan was valued using the fair value method using the monte-carlo method (see Note 9). As of December 31, 2023 and 2022, the Sponsor Loan was valued at a fair value of $3,316,226 and $3,342,932, respectively.

Convertible Promissory Note – Related Party

On October 12, 2023, the Company issued an unsecured promissory note in the principal amount of $500,000 to the Sponsor (the “Note”), which was funded in its entirety by the Sponsor. The note does not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the note into that number of warrants equal to the portion of the principal amount of the note being converted divided by $1.00, rounded up to the nearest whole number. As of December 31, 2023 the Note was valued at a fair value of $360,459.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, it would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the funds held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants will be identical to the Private Placement Warrants, including, as to exercise price, exercisability and exercise period. As of December 31, 2023 and 2022, the Company had no borrowings under any Working Capital Loans.

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

Service Provider Agreements

The Company has engaged a legal advisor to provide services related to the consummation of an initial Business Combination. In connection with this agreement, the Company may be required to pay the legal advisor’s fees in connection with its services contingent upon a successful initial Business Combination. If a Business Combination does not occur, the Company would not be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination. For the years ended December 31, 2023 and 2022, the Company recorded expenses of approximately $1.1 million and $0.1 million of such fees, respectively.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 200,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. On September 22, 2023, in accordance with the provisions of the amended and restated memorandum and articles of association of the Company, the Sponsor and DirectorCo exercised their rights to convert an aggregate of 5,749,998 shares of the Company’s Class B ordinary shares into an equal number of the Company’s Class A ordinary shares, on a one-for-one basis (the “Class B Conversion”). As of December 31, 2023, there were 21,620,559 Class A Ordinary Shares issued and outstanding, of which 15,870,561 were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit on the balance sheets. As of December 31, 2022, there were 23,000,000 Class A Ordinary Shares issued and outstanding, all of which were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit on the balance sheets.

Class B Ordinary Shares— The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. As of December 31, 2023, there were two Class B ordinary shares issued and outstanding. As of December 31, 2022, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description	Level	2023	2022
Liabilities:
Warrant liability – Public warrants	1	$996,667	$1,724,233
Warrant liability – Private Placement Warrants	3	$1,165,656	$2,102,463
Convertible Promissory Notes	3	$3,676,685	$3,342,932

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

As of December 31, 2023 and 2022, the private placement warrants and convertible promissory note were valued using a monte- carlo model, which is considered to be a Level 3 fair value measurement. The monte carlo model’s primary unobservable input utilized in determining the fair value is the expected volatility of the Class A Ordinary Shares. The expected volatility as of the closing date of the Initial Public Offering date was derived from observable pricing of public warrants on comparable ‘blank-check’ companies without an identified target.

The following table provides quantitative information regarding the warrant liability Level 3 fair value measurements:

October 12, 2023
(Initial Measurement)
Trading stock price	$10.82
Exercise price	$11.50
Expected term (in years)	0.59
Expected term of warrant conversion (in years)	5.59
Volatility	2.10%
Risk-free rate	5.55%
Probability of merger closing	75%

The following table provides quantitative information regarding the warrant liability Level 3 fair value measurements:

	Public	Private	Total
	Warrant	Warrant	Warrant
	Liabilities	Liabilities	Liabilities
Fair value as of October 13, 2021 (inception)	$—	$—	$—
Initial measurement on May 10, 2022	2,560,668	2,972,600	5,533,268
Change in fair value	189,807	(870,137)	(680,330)
Transfer to Level 1	(2,750,475)	—	(2,750,475)
Fair value as of December 31, 2022	$—	$2,102,463	$2,102,463
Change in fair value	—	(936,807)	(936,807)
Fair value as of December 31, 2023	$—	$1,165,656	$1,165,656

The following table provides quantitative information regarding the convertible promissory note Level 3 fair value measurements:

			May 10, 2022
	December 31, 2023	December 31, 2022	(Initial Measurement)
Trading stock price	$10.94	$10.25	$9.89
Exercise price	$11.50	$11.50	$11.50
Expected term (in years)	0.82	0.68	1.10
Expected term of warrant conversion (in years)	5.82	5.68	6.10
Volatility	0.9%	10.9%	2.30%
Risk-free rate	4.96%	4.75%	2.35%
Probability of merger closing	75%	75%	75%

The following table provides quantitative information regarding the convertible promissory note Level 3 fair value measurements:

Fair value as of October 13, 2021 (inception)	$—
Initial measurement on May 10, 2022	4,600,000
Change in fair value	(1,257,068)
Fair value as of December 31, 2022	$3,342,932
Initial measurement on October 12, 2023	500,000
Change in fair value	(166,247)
Fair value as of December 31, 2023	$3,676,685

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy regarding the convertible promissory note for the period from October 13, 2021 (inception) through December 31, 2023.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, beside the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 8, 2024, February 5, 2024 and March 5, 2024, the Company approved the third, fourth and fifth one-month extensions of the time period during which it may consummate an initial business combination. In connection with this Extension of the Business Combination Period from January 10, 2024 through April 10, 2024, the Company drew an aggregate of $450,000 from the Extension Note. As provided for in the Company’s amended and restated memorandum and articles of association (as amended, the “Articles”), the Sponsor (or its affiliates or permitted designees) deposited the Extension Payments into the trust account.

The Extension to April 10, 2024 is the fifth of twelve one-month extensions permitted under the Articles.

On January 19, 2024, the Company issued an unsecured promissory note in the principal amount of $250,000 to Sponsor. The note does not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the Note into that number of warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of its IPO, including the transfer restrictions applicable thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTESIAN GROWTH CORPORATION II

By:	/s/ Peter Yu
Name: Peter Yu
Title: Chief Executive Officer

Date:	March 19, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Yu	Chief Executive Officer and	March 19, 2024
Peter Yu	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Beth Michelson	Chief Financial Officer and Director	March 19, 2024
Beth Michelson	(Principal Financial and Accounting Officer)

/s/ Rafael de Luque	Director	March 19, 2024
Rafael de Luque

/s/ Bertrand Grabowski	Director	March 19, 2024
Bertrand Grabowski

/s/ Daniel Karp	Director	March 19, 2024
Daniel Karp

/s/ Allan Leighton	Director	March 19, 2024
Allan Leighton

/s/ Sheryl Schwartz	Director	March 19, 2024
Sheryl Schwartz

61