Form 10-Q
period 2024-03-31
Cartesian Growth Corp II
filed 2024-05-15
CIK 1889112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 14, 2024, there were 21,620,559 Class A ordinary shares, par value $0.0001 per share, and two Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CARTESIAN GROWTH CORPORATION II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED BALANCE SHEETS

	March 31,
	2024	December 31,
	(Unaudited)	2023
ASSETS
Current assets
Cash	$120,718	$50,932
Prepaid expenses	236,755	279,102
Total Current assets	357,473	330,034

Cash and marketable securities held in Trust Account	176,978,684	174,252,198
TOTAL ASSETS	$177,336,157	$174,582,232

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,231,600	$1,230,978
Promissory note	750,000	300,000
Total Current liabilities	1,981,600	1,530,978

Warrant liabilities	1,712,993	2,162,323
Convertible promissory note – related party, at fair value	3,894,446	3,676,685
Deferred underwriting fee	11,500,000	11,500,000
TOTAL LIABILITIES	19,089,039	18,869,986

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption; 15,870,561 shares at redemption value of $11.15 and $10.98 per share as of March 31, 2024 and December 31, 2023, respectively	176,978,684	174,252,198

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,749,998 issued outstanding (excluding 15,870,561 subject to possible redemption) as of March 31, 2024 and December 31, 2023, respectively	575	575
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	—	—
Accumulated deficit	(18,732,141)	(18,540,527)
TOTAL SHAREHOLDERS’ DEFICIT	(18,731,566)	(18,539,952)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$177,336,157	$174,582,232

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2024	2023
Operating and formation costs	$223,183	$239,315
Loss from operations	(223,183)	(239,315)
Other income:
Change in fair value of warrant liabilities	449,330	1,063,916
Change in fair value of convertible promissory note – related party	32,239	(15,962)
Interest earned on cash and marketable securities held in Trust Account	2,276,486	2,902,118
Other income, net	2,758,055	3,950,072
Net income	$2,534,872	$3,710,757

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	15,870,561	23,000,000
Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.12	$0.13
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	5,750,000	5,750,000
Basic and diluted net income per share, non-redeemable Class A and Class B ordinary shares	$0.12	$0.13

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2023	5,749,998	$575	2	$—	$—	$(18,540,527)	$(18,539,952)
Remeasurement of Class A ordinary shares subject to possible redemption amount	—	—	—	—	—	(2,726,486)	(2,726,486)
Net income	—	—	—	—	—	2,534,872	2,534,872
Balance – March 31, 2024	5,749,998	$575	2	$—	$—	$(18,732,141)	$(18,731,566)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	5,750,000	$575	$—	$(18,038,714)	$(18,038,139)
Remeasurement of Class A ordinary shares subject to possible redemption amount	—	—	—	—	—	(2,902,118)	(2,902,118)
Net income	—	—	—	—	—	3,710,757	3,710,757
Balance – March 31, 2023	—	$—	5,750,000	$575	$—	$(17,230,075)	$(17,229,500)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$2,534,872	$3,710,757
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(2,276,486)	(2,902,118)
Change in fair value of convertible promissory note – related party	(32,239)	15,962
Change in fair value of warrant liabilities	(449,330)	(1,063,916)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	42,347	41,536
Accrued expenses	622	75,893
Net cash used in operating activities	(180,214)	(121,886)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(450,000)	—
Net cash used in investing activities	(450,000)	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	450,000	—
Proceeds from convertible promissory note - related party	250,000	—
Net cash provided by financing activities	700,000	—

Net Change in Cash	69,786	(121,886)
Cash – Beginning of period	50,932	543,667
Cash – End of period	$120,718	$421,781

Non-Cash investing and financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$2,726,486	$2,902,118

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from October 13, 2021 (inception) through March 31, 2024 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income on cash and marketable securities in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

MARCH 31, 2024

(UNAUDITED)

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

On December 6, 2023, January 8, 2024, February 5, 2024, March 5, 2024 and April 9, 2024, the Board approved the second, third, fourth, fifth and sixth one - month extensions of the time period during which the Company may consummate an initial business combination. In connection with the Extension of the Business Combination Period from November 10, 2023 through May 10, 2024, the Company drew an aggregate of $900,000 ($150,000 at each extension date) from the Extension Note. The Sponsor (or its affiliates or permitted designees) deposited the Extension Payments into the Trust Account.

The Extension to May 10, 2024 is the sixth of twelve one - month extensions permitted under the Articles.

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

MARCH 31, 2024

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

Risks and Uncertainties

The military conflict commenced in February 2022 by the Russian Federation in Ukraine and the surrounding region, and Hamas’ and Iran’s attack on Israel and the ensuing war, have created and are expected to create further global economic consequences, including but not limited to the possibility of extreme volatility and disruptions in the financial markets, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. Such global consequences may materially and adversely affect the Company’s ability to consummate an initial Business Combination, or the operations of a target business with which the Company ultimately consummates an initial Business Combination. In addition, the Company’s ability to consummate an initial Business Combination may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the global economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate an initial Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

As of March 31, 2024, the Company had $120,718 in its operating bank account, $176,978,684 in cash and marketable securities held in the Trust Account to be used for the completion of a Business Combination and/or for the redemption of the public shares if the Company is unable to complete a Business Combination within the Combination Period (subject to applicable law) and working capital deficit of $1,624,127.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 20, 2023. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any future periods.

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $120,718 and $50,932 as of March 31, 2024 and December 31, 2023, respectively. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

Cash and Marketable Securities Held in Trust Account

As of March 31, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in primarily U.S. Treasury securities. All of the Company’s investments held in Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

Class A Ordinary Shares Subject to Possible Redemption

The Class A Ordinary Shares contain a redemption feature which allows for the redemption of such shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies its Class A Ordinary Shares outside of permanent equity as their redemption provisions are not solely within the control of the Company. The Class A Ordinary Shares were issued with other freestanding instruments (i.e., the public warrants) and as such, the initial carrying value of the Class A Ordinary Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The Class A Ordinary Shares are subject to FASB ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to FASB ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. Accordingly, as of March 31, 2024 and December 31, 2023, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ deficit in the Company’s unaudited condensed balance sheets.

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

As of March 31, 2024 and December 31, 2023, the Class A Ordinary Shares reflected in the unaudited condensed balance sheets are reconciled in the following table:

Class A Ordinary Shares subject to possible redemption, December 31, 2022	$239,745,907
Less:
Redemption	(77,436,562)
Plus:
Remeasurement of carrying value to redemption value	11,942,853
Class A Ordinary Shares subject to possible redemption, December 31, 2023	$174,252,198
Plus:
Remeasurement of carrying value to redemption value	2,726,486
Class A Ordinary Shares subject to possible redemption, March 31, 2024	$176,978,685

Income Taxes

The Company accounts for income taxes under the FASB ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both (i) the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and (ii) the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Since its inception, the Company is subject to income tax examinations by major taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,566,666 Class A Ordinary Shares in the aggregate. As of March 31, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company, except for 750,000 Class A ordinary shares which are no longer subject to forfeiture and thus included for dilutive purposes. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2024		2023
		Non-		Non-
		redeemable		redeemable
	Redeemable	Class A and	Redeemable	Class A and
	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$1,860,721	$674,151	$2,968,606	$742,151
Denominator:
Basic weighted average shares outstanding	15,870,561	5,750,000	23,000,000	5,750,000
Basic net income per ordinary share	$0.12	$0.12	$0.13	$0.13

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to their short-term nature.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

Convertible Promissory Notes – Related Party

The Company accounts for the Sponsor Loan issued pursuant to a convertible promissory note at no interest and a convertible promissory note issued on October 12, 2023 and January 19, 2024 to Sponsor under ASC Topic 815-15-25, “Derivates and Heading — Recognition” (“ASC 815-15-25”). Under ASC 815-15-25, at the inception of the convertible promissory note, the Company elected to account for such financial instrument under the fair value option. Under the fair value option, convertible promissory notes are required to be recorded at their fair value on the date of issuance, each drawdown date, and at each balance sheet date thereafter. Differences between the face value of the note and the fair value of the note at each drawdown date are recognized as either an expense in the unaudited condensed statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the unaudited condensed statements of operations. The fair value of the option to convert into Sponsor Loan Warrants was valued utilizing the Monte Carlo model (see Note 9).

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Recently Implemented Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have an impact on its unaudited condensed financial statements.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its unaudited condensed financial statements and disclosures.

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

Administrative Services Agreement

The Company entered into an agreement with the Sponsor pursuant to which, commencing on May 5, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the three months ended March 31, 2024, the Company incurred $30,000 for these services, of which $30,000 is included in accrued expenses in the accompanying balance sheet. For the three months ended March 31, 2023, the Company incurred $30,000 for these services, of which $30,000 is included in accrued expenses in the accompanying balance sheet.

Promissory Note — Related Party

On December 31, 2021, the Sponsor agreed to loan the Company up to $250,000 under a promissory note to be used for a portion of the expenses of the Initial Public Offering. This loan was non-interest bearing, unsecured and was due at the earlier of June 30, 2022 or the closing of the Initial Public Offering. As of March 31, 2024 and December 31, 2023, there were no amounts outstanding under such loan. The outstanding amount of $216,405 on the closing date of the Initial Public Offering was repaid in full at the closing of the Initial Public Offering.

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

On December 6, 2023, January 8, 2024, February 5, 2024, March 5, 2024 and April 9, 2024, the Board approved the second, third, fourth, fifth and sixth one-month extensions of the time period during which it may consummate an initial business combination. In connection with the extension of the Business Combination Period from November 10, 2023 through May 10, 2024 (the “Extension”), the Company drew an aggregate of $900,000 ($150,000 at each extension date) from the Extension Note. The Sponsor (or its affiliates or permitted designees) deposited the Extension Payments into the Trust Account.

The Extension to May 10, 2024 is the sixth of twelve one-month extensions permitted under the Articles.

Convertible Promissory Note (Sponsor Loan) – Related Party

Simultaneously with the consummation of the Initial Public Offering, the Sponsor loaned the Company the Sponsor Loan, for an aggregate of $4,600,000. The proceeds of the Sponsor Loan were added to the Trust Account on the closing date of the Initial Public Offering and will be used to fund the redemption of Class A Ordinary Shares. The Sponsor Loan shall be repaid at the time of an initial Business Combination, or converted into Sponsor Loan Warrants at a conversion price of $1.00 per Sponsor Loan Warrant, at the Sponsor’s discretion. The Sponsor Loan Warrants will be identical to the Private Placement Warrants. The Sponsor Loan Warrant was extended in order to ensure that the amount in the Trust Account is $10.30 per public share. If the Company does not complete an initial Business Combination, the Company will not repay the Sponsor Loan from amounts held in the Trust Account, and the proceeds held in the Trust Account will be distributed to the Company’s public shareholders. The Sponsor Loan was valued using the fair value method using the Monte Carlo method (see Note 9). As of March 31, 2024 and December 31, 2023, the Sponsor Loan was valued at a fair value of $3,348,496 and $3,316,226, respectively.

Convertible Promissory Note – Related Party

On October 12, 2023 and January 19, 2024, the Company issued an unsecured promissory note in the principal amount of $500,000 (the “Note”) and $250,000 (the “2024 Note”), respectively, to Sponsor. The notes do not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the note into that number of warrants equal to the portion of the principal amount of the note being converted divided by $1.00, rounded up to the nearest whole number.

As of March 31, 2024 and December 31, 2023, the aggregate fair value of the Note and 2024 Note is $545,950 and $360,459, respectively.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, it would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the funds held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants will be identical to the Private Placement Warrants, including, as to exercise price, exercisability and exercise period. As of March 31, 2024 and December 31, 2023, the Company had no borrowings under any Working Capital Loans.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

Service Provider Agreements

The Company has engaged a legal advisor to provide services related to the consummation of an initial Business Combination. In connection with this agreement, the Company may be required to pay the legal advisor’s fees in connection with its services contingent upon a successful initial Business Combination. If a Business Combination does not occur, the Company would not be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination. For the periods ended March 31, 2024 and 2023, the Company recorded expenses of approximately $1.2 million and $0.8 million of such fees, respectively.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 200,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. On September 22, 2023, in accordance with the provisions of the amended and restated memorandum and articles of association of the Company, the Sponsor and DirectorCo exercised their rights to convert an aggregate of 5,749,998 shares of the Company’s Class B ordinary shares into an equal number of the Company’s Class A ordinary shares, on a one-for-one basis (the “Class B Conversion”). As of March 31, 2024 and December 31, 2023, there were 21,620,559 Class A Ordinary Shares issued and outstanding, of which 15,870,561 were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit on the unaudited condensed balance sheets.

Class B Ordinary Shares— The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were two Class B ordinary shares issued and outstanding.

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

MARCH 31, 2024

(UNAUDITED)

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2024	2023
Liabilities:
Warrant liability – Public warrants	1	$792,733	$996,667
Warrant liability – Private Placement Warrants	3	$920,260	$1,165,656
Convertible Promissory Notes	3	$3,894,446	$3,676,685

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying unaudited condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

As of March 31, 2024 and December 31, 2023, the private placement warrants and convertible promissory note were valued using a Monte Carlo model, which is considered to be a Level 3 fair value measurement. The Monte Carlo model’s primary unobservable input utilized in determining the fair value is the expected volatility of the Class A Ordinary Shares. The expected volatility as of the closing date of the Initial Public Offering date was derived from observable pricing of public warrants on comparable ‘blank-check’ companies without an identified target.

The following table provides quantitative information regarding the private placement warrants Level 3 fair value measurements:

	March 31, 2024	December 31, 2023
Trading stock price	$11.11	$10.94
Public warrants price	$0.103	$0.130
Weighted term (in years)	1.08	1.33
Volatility	de minimis	0.9%
Risk-free rate	5.00%	4.61%

The following table provides quantitative information regarding the warrant liability Level 3 fair value measurements:

	Public	Private	Total
	Warrant	Warrant	Warrant
	Liabilities	Liabilities	Liabilities
Fair value as of October 13, 2021 (inception)	$—	$—	$—
Initial measurement on May 10, 2022	2,560,668	2,972,600	5,533,268
Change in fair value	189,807	(870,137)	(680,330)
Transfer to Level 1	(2,750,475)	—	(2,750,475)
Fair value as of December 31, 2022	$—	$2,102,463	$2,102,463
Change in fair value	—	(567,883)	(567,883)
Fair value as of March 31, 2023	$—	$1,534,580	$1,534,580

	Public	Private	Total
	Warrant	Warrant	Warrant
	Liabilities	Liabilities	Liabilities
Fair value as of December 31, 2023	$—	$1,165,656	$1,165,656
Change in fair value	—	(245,396)	(245,396)
Fair value as of March 31, 2024	$—	$920,260	$920,260

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

The following table provides quantitative information regarding the convertible promissory note Level 3 fair value measurements:

		January 19, 2024		October 12, 2023	May 10, 2022
	March 31, 2024	(Initial Measurement)	December 31, 2023	(Initial Measurement)	(Initial Measurement)
Trading stock price	$11.11	$11.01	$10.94	$10.82	$9.89
Exercise price	$11.50	$11.50	$11.50	$11.50	$11.50
Expected term (in years)	1.08	0.77	0.82	0.59	1.10
Expected term of warrant conversion (in years)	5.77	5.77	5.82	5.59	6.10
Volatility	de minimis	De minimis	0.9%	2.10%	2.30%
Risk-free rate	5.00%	4.08%	4.96%	5.55%	2.35%
Probability of merger closing	75%	75%	75%	75%	75%

The following table provides quantitative information regarding the convertible promissory note Level 3 fair value measurements:

Fair value as of December 31, 2022	$3,342,932
Initial measurement on October 12, 2023	500,000
Change in fair value	(166,247)
Fair value as of December 31, 2023	$3,676,685
Initial measurement on January 19, 2024	250,000
Change in fair value	(32,239)
Fair value as of March 31, 2024	$3,894,446

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy regarding the convertible promissory note for the period from October 13, 2021 (inception) through March 31, 2024.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, beside the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 9, 2024 and May 6, 2024, the Company approved the sixth and seventh one-month extension of the time period during which it may consummate an initial business combination (such time period, the “Business Combination Period”). In connection with this extension of the Business Combination Period to May 10, 2024 and to June 10, 2024 (the “Extension”), the Company drew an aggregate of $300,000 (the “Extension Funds”) from the unsecured promissory note in the principal amount of up to $1,800,000, dated November 6, 2023, by the Company in favor of the Sponsor. As provided for in the Company’s amended and restated memorandum and articles of association (as amended, the “Articles”), the Sponsor (or its affiliates or permitted designees) will deposit the Extension Funds into the trust account that was established by the Company in connection with its initial public offering.

The Extension is the seventh of twelve one-month extensions permitted under the Articles.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of an initial Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”), on March 20, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On September 22, 2023, in accordance with the provisions of our amended and restated memorandum and articles of association the sponsor and director exercised their rights to convert an aggregate of 5,749,998 Class B ordinary shares into an equal number of Class A ordinary shares, on a one-for-one basis. As a result of the Class B Conversion, at March 31, 2024, there were 21,620,559 Class A ordinary shares and two Class B ordinary shares issued and outstanding.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2024 were organizational activities and those necessary to prepare for our initial public offering, and since our initial public offering, our activity has been limited to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial business combination.

For the three months ended March 31, 2024, we had net income of $2,534,872 which consists of a change in the fair value of warrant liabilities of $449,330, a change in the fair value of the convertible promissory note – related party of $32,239 and interest earned on cash and marketable securities held in the trust account of $2,276,486, offset by operating costs of $223,183.

For the three months ended March 31, 2023, we had net income of $3,710,757 which consists of a change in the fair value of warrant liabilities of $1,063,916 and interest earned on cash and marketable securities held in the trust account of $2,902,118, offset by a change in the fair value of the convertible promissory note – related party of $15,962 and operating and formation costs of $239,315.

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

For the three months ended March 31, 2024, cash used in operating activities was $180,214. Net income of $2,534,872 was affected by change in the fair value of warrant liabilities of $449,330, a change in the fair value of the convertible promissory note – related party of $32,239 and interest earned on cash and marketable securities held in the trust account of $2,276,486. Changes in operating assets and liabilities was affected by $42,969 of cash provided for operating activities.

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

As of March 31, 2024, we had cash and marketable securities held in the trust account of $176,978,684 (including approximately $16,765,246 of interest income consisting of U.S. treasury bills with a maturity of 185 days or less). We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less any taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2024, we had cash held outside of the trust account of $120,718 available for working capital needs. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay for directors and officers liability insurance premiums.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “working capital loans”). If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the funds held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of the working capital loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants will be identical to the private placement warrants, including, as to exercise price, exercisability and exercise period. As of March 31, 2024 and December 31, 2023, we had no borrowings under any working capital loans.

On October 12, 2023, we issued an unsecured promissory note in the principal amount of $500,000 to the sponsor, which was funded in its entirety by the sponsor (the “October 2023 Note”). Additionally, on January 19, 2024, we issued an unsecured promissory note in the principal amount of $250,000 to the sponsor (the “2024 Note” and together with the October 2023 Note, the “Notes”). The Notes do not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which we consummate our initial business combination and (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). In the event we consummate our initial business combination, the sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under each of the Notes into that number of warrants equal to the portion of the principal amount of the Notes being converted divided by $1.00, rounded up to the nearest whole number.

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

On December 6, 2023, January 8, 2024, February 5, 2024, March 5, 2024 and April 9, 2024, our board approved the second, third, fourth, fifth and sixth one-month extensions of the time period during which it may consummate an initial business combination. In connection with the extension of the Business Combination Period from November 10, 2023 through May 10, 2024 (the “Extension”), the Company drew an aggregate of $900,000 ($150,000 at each extension date) from the Extension Note. The sponsor (or its affiliates or permitted designees) deposited the Extension Payments into the trust account.

The Extension to May 10, 2024 is the sixth of twelve one-month extensions permitted under the Articles.

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

As of March 31, 2024, we had $120,718 in our operating bank accounts, $176,978,684 in marketable securities held in the trust account to be used for the completion of a business combination and/or for the redemption of the public shares if we are unable to complete a business combination by the applicable Extended Date (subject to applicable law) and working capital deficit of $1,624,127.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024 and December 31, 2023.

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

Convertible Promissory Notes – Related Party

We account for the Sponsor Loan issued pursuant to convertible promissory note at no interest and a convertible promissory note issued on October 12, 2023 and January 19, 2024 to Sponsor under ASC Topic 815-15-25, “Derivates and Heading — Recognition” (“ASC 815-15-25”). Under ASC 815-15-25, at the inception of the convertible promissory note, the Company elected to account for such financial instrument under the fair value option. Under the fair value option, convertible promissory notes are required to be recorded at their fair value on the date of issuance, each drawdown date, and at each balance sheet date thereafter. Differences between the face value of the note and the fair value of the note at each drawdown date are recognized as either an expense in the statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the statements of operations. The fair value of the conversion option embedded in the convertible promissory notes was valued utilizing the Monte Carlo model. See Note 9 to the financial statements included elsewhere in this Quarterly Report.

Recently Implemented Accounting Standards

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2024 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our 2023 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our 2023 Annual Report, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

CARTESIAN GROWTH CORPORATION II

Date: May 14, 2024	By:	/s/ Peter Yu
	Name:	Peter Yu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Beth Michelson
	Name:	Beth Michelson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)