Form 10-Q
period 2024-09-30
Cartesian Growth Corp II
filed 2024-11-13
CIK 1889112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 12, 2024, there were 12,999,710 Class A ordinary shares, par value $0.0001 per share, and two Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CARTESIAN GROWTH CORPORATION II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED BALANCE SHEETS

	September 30,
	2024	December 31,
	(Unaudited)	2023
ASSETS
Current assets
Cash	$199,764	$50,932
Prepaid expenses	51,560	279,102
Total Current assets	251,324	330,034

Cash and marketable securities held in Trust Account	182,526,592	174,252,198
TOTAL ASSETS	$182,777,916	$174,582,232

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,290,771	$1,230,978
Promissory note	1,650,000	300,000
Total Current liabilities	2,940,771	1,530,978

Warrant liabilities	994,000	2,162,323
Convertible promissory note – related party, at fair value	4,079,206	3,676,685
Deferred underwriting fee	11,500,000	11,500,000
TOTAL LIABILITIES	19,513,977	18,869,986

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption; 15,870,561 shares at redemption value of $11.50 and $10.98 per share as of September 30, 2024 and December 31, 2023	182,526,592	174,252,198

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,749,998 issued and outstanding (excluding 15,870,561 subject to possible redemption) as of September 30, 2024 and December 31, 2023	575	575
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	—	—
Accumulated deficit	(19,263,228)	(18,540,527)
TOTAL SHAREHOLDERS’ DEFICIT	(19,262,653)	(18,539,952)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$182,777,916	$174,582,232

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating and formation costs	$217,022	$218,279	$638,503	$769,055
Loss from operations	(217,022)	(218,279)	(638,503)	(769,055)
Other income:
Change in fair value of warrant liabilities	679,233	(10,309)	1,168,323	1,155,723
Change in fair value of convertible promissory note – related party	106,975	(1,102,459)	97,479	(15,494)
Interest earned on cash and marketable securities held in Trust Account	2,340,228	3,197,705	6,924,394	8,925,457
Other income, net	3,126,436	2,084,937	8,190,196	10,065,686
Net income	$2,909,414	$1,866,658	$7,551,693	$9,296,631

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	15,870,561	23,000,000	15,870,561	23,000,000
Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.13	$0.06	$0.35	$0.32
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income per share, non-redeemable Class A and Class B ordinary shares	$0.13	$0.06	$0.35	$0.32

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2024	5,749,998	$575	2	$—	$—	$(18,540,527)	$(18,539,952)
Remeasurement of Class A ordinary shares subject to possible redemption amount	—	—	—	—	—	(2,726,486)	(2,726,486)
Net income	—	—	—	—	—	2,534,872	2,534,872
Balance – March 31, 2024	5,749,998	575	2	—	—	(18,732,141)	(18,731,566)
Remeasurement of Class A ordinary shares subject to possible redemption amount	—	—	—	—	—	(2,757,680)	(2,757,680)
Net income	—	—	—	—	—	2,107,407	2,107,407
Balance – June 30, 2024	5,749,998	$575	2	$—	$—	$(19,382,414)	$(19,381,839)
Remeasurement of Class A ordinary shares subject to possible redemption amount	—	—	—	—	—	(2,790,228)	(2,790,228)
Net income	—	—	—	—	—	2,909,414	2,909,414
Balance – September 30, 2024	5,749,998	$575	2	$—	$—	$(19,263,228)	$(19,262,653)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	5,750,000	$575	$—	$(18,038,714)	$(18,038,139)
Remeasurement for Class A ordinary shares subject to possible redemption amount	—	—	—	—	—	(2,902,118)	(2,902,118)
Net income	—	—	—	—	—	3,710,757	3,710,757
Balance – March 31, 2023	—	$—	5,750,000	$575	$—	$(17,230,075)	$(17,229,500)
Remeasurement for Class A ordinary shares subject to possible redemption amount	—	—	—	—	—	(2,825,634)	(2,825,634)
Net income	—	—	—	—	—	3,719,216	3,719,216
Balance – June 30, 2023	—	$—	5,750,000	$575	$—	$(16,336,493)	$(16,335,918)
Remeasurement for Class A ordinary shares subject to possible redemption amount	—	—	—	—	—	(3,197,705)	(3,197,705)
Conversion of Class B ordinary shares to Class A ordinary shares	5,749,998	575	(5,749,998)	(575)	—	—	—
Net income	—	—	—	—	—	1,866,658	1,866,658
Balance – September 30, 2023	5,749,998	$575	2	$—	$—	$(17,667,540)	$(17,666,965)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$7,551,693	$9,296,631
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(6,924,394)	(8,925,457)
Change in fair value of convertible promissory note – related party	(97,479)	15,494
Change in fair value of warrant liabilities	(1,168,323)	(1,155,723)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	227,542	253,134
Accrued expenses	59,793	69,235
Net cash used in operating activities	(351,168)	(446,686)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(1,350,000)	—
Net cash used in investing activities	(1,350,000)	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	1,350,000	—
Proceeds from convertible promissory note - related party	500,000	—
Payment of offering costs	—	(70,000)
Net cash provided by (used in) financing activities	1,850,000	(70,000)

Net Change in Cash	148,832	(516,686)
Cash – Beginning of period	50,932	543,667
Cash – End of period	$199,764	$26,981

Non-Cash investing and financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$8,274,394	$8,925,457

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from October 13, 2021 (inception) through September 30, 2024 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income on cash and marketable securities in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2024

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

On December 6, 2023, January 8, 2024, February 5, 2024, March 5, 2024, April 9, 2024, May 6, 2024, June 5, 2024, July 9, 2024, August 6, 2024 and September 5, 2024, the Board approved the second, third, fourth, fifth, sixth, seventh, eighth, ninth, tenth and eleventh one - month extensions of the time period during which the Company may consummate an initial business combination. In connection with the Extension of the Business Combination Period from November 10, 2023 through October 10, 2024, the Company drew an aggregate of $1,650,000 ($150,000 at each extension date) from the Extension Note. The Sponsor (or its affiliates or permitted designees) deposited the Extension Payments into the Trust Account.

The Extension to October 10, 2024 is the eleventh of twelve one - month extensions permitted under the Articles.

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

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had $199,764 in its operating bank account, $182,526,592 in cash and marketable securities held in the Trust Account to be used for the completion of a Business Combination and/or for the redemption of the public shares if the Company is unable to complete a Business Combination within the Combination Period (subject to applicable law) and working capital deficit of $2,689,447.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 20, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any future periods.

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

SEPTEMBER 30, 2024

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $199,764 and $50,932 as of September 30, 2024 and December 31, 2023, respectively. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023.

Cash and Marketable Securities Held in Trust Account

As of September 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in primarily U.S. Treasury securities. All of the Company’s investments held in Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

On October 7, 2024, the Company liquidated the U.S. government treasury obligations held in the Trust Account. The funds in the Trust Account are currently maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of the Company’s initial Business Combination and liquidation.

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

SEPTEMBER 30, 2024

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

Class A Ordinary Shares Subject to Possible Redemption

The Class A Ordinary Shares contain a redemption feature which allows for the redemption of such shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies its Class A Ordinary Shares outside of permanent equity as their redemption provisions are not solely within the control of the Company. The Class A Ordinary Shares were issued with other freestanding instruments (i.e., the public warrants) and as such, the initial carrying value of the Class A Ordinary Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The Class A Ordinary Shares are subject to FASB ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to FASB ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. Accordingly, as of September 30, 2024 and December 31, 2023, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ deficit in the Company’s unaudited condensed balance sheets.

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

As of September 30, 2024 and December 31, 2023, the Class A Ordinary Shares reflected in the unaudited condensed balance sheets are reconciled in the following table:

Class A Ordinary Shares subject to possible redemption, December 31, 2022	$239,745,907
Less:
Redemption	(77,436,562)
Plus:
Remeasurement of carrying value to redemption value	11,942,853
Class A Ordinary Shares subject to possible redemption, December 31, 2023	$174,252,198
Plus:
Remeasurement of carrying value to redemption value	8,274,394
Class A Ordinary Shares subject to possible redemption, September 30, 2024	$182,526,592

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Since its inception, the Company is subject to income tax examinations by major taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of shares of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as redeemable Class A Ordinary Shares and non-redeemable Class A and Class B ordinary shares. Remeasurement associated with the redeemable shares of Class A Ordinary Shares is excluded from income per ordinary share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,566,666 Class A Ordinary Shares in the aggregate. As of September 30, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30,
	2024		2023
		Non-		Non-
		redeemable		redeemable
	Redeemable	Class A and	Redeemable	Class A and
	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$2,135,654	$773,760	$1,493,326	$373,332
Denominator:
Basic weighted average shares outstanding	15,870,561	5,750,000	23,000,000	5,750,000
Basic net income per ordinary share	$0.13	$0.13	$0.06	$0.06

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024		2023
		Non-		Non-
		redeemable		redeemable
	Redeemable	Class A and	Redeemable	Class A and
	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$5,543,316	$2,008,377	$7,437,305	$1,859,326
Denominator:
Basic weighted average shares outstanding	15,870,561	5,750,000	23,000,000	5,750,000
Basic net income per ordinary share	$0.35	$0.35	$0.32	$0.32

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

SEPTEMBER 30, 2024

(UNAUDITED)

Convertible Promissory Notes – Related Party

The Company accounts for the Sponsor Loan issued pursuant to a convertible promissory note at no interest and a convertible promissory note issued on October 12, 2023, January 19, 2024 and July 12, 2024 to Sponsor under ASC Topic 815-15-25, “Derivates and Heading — Recognition” (“ASC 815-15-25”). Under ASC 815-15-25, at the inception of the convertible promissory note, the Company elected to account for such financial instrument under the fair value option. Under the fair value option, convertible promissory notes are required to be recorded at their fair value on the date of issuance, each drawdown date, and at each balance sheet date thereafter. Differences between the face value of the note and the fair value of the note at each drawdown date are recognized as either an expense in the unaudited condensed statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the unaudited condensed statements of operations. The fair value of the option to convert into Sponsor Loan Warrants was valued utilizing the Monte Carlo model (see Note 9).

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

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

Administrative Services Agreement

The Company entered into an agreement with the Sponsor pursuant to which, commencing on May 5, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the three and nine months ended September 30, 2024 and 2023, the Company incurred $30,000 and $90,000 for these services, respectively. As of September 30, 2024 and December 31, 2023, of the administrative services incurred, $40,000 and $30,000, respectively, is included in accrued expenses in the accompanying balance sheets.

Promissory Note — Related Party

On December 31, 2021, the Sponsor agreed to loan the Company up to $250,000 under a promissory note to be used for a portion of the expenses of the Initial Public Offering. This loan was non-interest bearing, unsecured and was due at the earlier of June 30, 2022 or the closing of the Initial Public Offering. As of September 30, 2024 and December 31, 2023, there were no amounts outstanding under such loan. The outstanding amount of $216,405 on the closing date of the Initial Public Offering was repaid in full at the closing of the Initial Public Offering.

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

On December 6, 2023, January 8, 2024, February 5, 2024, March 5, 2024, April 9, 2024, May 6, 2024, June 5, 2024, July 9, 2024, August 6, 2024 and September 5, 2024, the Board approved the second, third, fourth, fifth, sixth, seventh, eighth, ninth, tenth and eleventh one-month extensions of the time period during which the Company may consummate an initial business combination. In connection with the Extension of the Business Combination Period from November 10, 2023 through October 10, 2024, the Company drew an aggregate of $1,650,000 ($150,000 at each extension date) from the Extension Note. The Sponsor (or its affiliates or permitted designees) deposited the Extension Payments into the Trust Account.

The Extension to October 10, 2024 is the eleventh of twelve one-month extensions permitted under the Articles.

Convertible Promissory Note (Sponsor Loan) – Related Party

Simultaneously with the consummation of the Initial Public Offering, the Sponsor loaned the Company the Sponsor Loan, for an aggregate of $4,600,000. The proceeds of the Sponsor Loan were added to the Trust Account on the closing date of the Initial Public Offering and will be used to fund the redemption of Class A Ordinary Shares. The Sponsor Loan shall be repaid at the time of an initial

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Business Combination, or converted into Sponsor Loan Warrants at a conversion price of $1.00 per Sponsor Loan Warrant, at the Sponsor’s discretion. The Sponsor Loan Warrants will be identical to the Private Placement Warrants. The Sponsor Loan Warrant was extended in order to ensure that the amount in the Trust Account is $10.30 per public share. If the Company does not complete an initial Business Combination, the Company will not repay the Sponsor Loan from amounts held in the Trust Account, and the proceeds held in the Trust Account will be distributed to the Company’s public shareholders. The Sponsor Loan was valued using the fair value method using the Monte Carlo method (see Note 9). As of September 30, 2024 and December 31, 2023, the Sponsor Loan was valued at a fair value of $3,350,776 and $3,316,226, respectively.

Convertible Promissory Note – Related Party

On October 12, 2023, January 19, 2024 and July 12, 2024, the Company issued an unsecured promissory note in the principal amount of  $500,000 (the “Note”), $250,000 (the “2024 Note”) and $250,000 (the “July 2024 Note”), respectively, to Sponsor. The notes do not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the note into that number of warrants equal to the portion of the principal amount of the note being converted divided by $1.00, rounded up to the nearest whole number.

On July 12, 2024, the Company issued the July Note in the principal amount of $250,000 to the Sponsor. The July Note does not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the Note into that number of warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of its Initial Public Offering. The July Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the July Note becoming immediately due and payable.

As of September 30, 2024 and December 31, 2023, the aggregate fair value of the Note, 2024 Note and July 2024 Note was $728,430 and $360,459, respectively.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, it would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the funds held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants will be identical to the Private Placement Warrants, including, as to exercise price, exercisability and exercise period. As of September 30, 2024 and December 31, 2023, the Company had no borrowings under any Working Capital Loans.

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

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

Service Provider Agreements

The Company has engaged a legal advisor to provide services related to the consummation of an initial Business Combination. In connection with this agreement, the Company may be required to pay the legal advisor’s fees in connection with its services contingent upon a successful initial Business Combination. If a Business Combination does not occur, the Company would not be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination. For the periods ended September 30, 2024 and 2023, the Company recorded expenses of approximately $1.2 million and $0.9 million of such fees, respectively.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 200,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. On September 22, 2023, in accordance with the provisions of the amended and restated memorandum and articles of association of the Company, the Sponsor and DirectorCo exercised their rights to convert an aggregate of 5,749,998 shares of the Company’s Class B ordinary shares into an equal number of the Company’s Class A ordinary shares, on a one-for-one basis (the “Class B Conversion”). As of September 30, 2024 and December 31, 2023, there were 21,620,559 Class A Ordinary Shares issued and outstanding, of which 15,870,561 were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit on the unaudited condensed balance sheets.

Class B Ordinary Shares— The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were two Class B ordinary shares issued and outstanding.

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2024	2023
Assets:
Cash and marketable securities held in Trust Account	1	$182,526,592	$174,252,198
Liabilities:
Warrant liability – Public warrants	1	$460,000	$996,667
Warrant liability – Private Placement Warrants	3	$534,000	$1,165,656
Convertible Promissory Notes	3	$4,079,206	$3,676,685

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying unaudited condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

As of September 30, 2024 and December 31, 2023, the private placement warrants and convertible promissory note were valued using a Monte Carlo model, which is considered to be a Level 3 fair value measurement. The Monte Carlo model’s primary unobservable input utilized in determining the fair value is the expected volatility of the Class A Ordinary Shares. The expected volatility as of the

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

closing date of the Initial Public Offering date was derived from observable pricing of public warrants on comparable ‘blank-check’ companies without an identified target.

The following table provides quantitative information regarding the private placement warrants Level 3 fair value measurements:

	September 30, 2024	December 31, 2023
Trading stock price	$11.47	$10.94
Public warrants price	$0.060	$0.130
Weighted term (in years)	1.36	1.33
Volatility	de minimis	0.9%
Risk-free rate	3.77%	4.61%

The following table provides quantitative information regarding the warrant liability Level 3 fair value measurements:

	Public	Private	Total
	Warrant	Warrant	Warrant
	Liabilities	Liabilities	Liabilities
Fair value as of October 13, 2021 (inception)	$—	$—	$—
Initial measurement on May 10, 2022	2,560,668	2,972,600	5,533,268
Change in fair value	189,807	(870,137)	(680,330)
Transfer to Level 1	(2,750,475)	—	(2,750,475)
Fair value as of December 31, 2022	$—	$2,102,463	$2,102,463
Change in fair value	—	(567,883)	(567,883)
Fair value as of March 31, 2023	$—	$1,534,580	$1,534,580
Change in fair value	—	(76,816)	(76,816)
Fair value as of June 30, 2023	$—	$1,457,764	$1,457,764
Change in fair value	—	(13,458)	(13,458)
Fair value as of September 30, 2023	$—	$1,444,306	$1,444,306

	Public	Private	Total
	Warrant	Warrant	Warrant
	Liabilities	Liabilities	Liabilities
Fair value as of December 31, 2023	$—	$1,165,656	$1,165,656
Change in fair value	—	(245,396)	(245,396)
Fair value as of March 31, 2024	$—	$920,260	$920,260
Change in fair value	—	(21,360)	(21,360)
Fair value as of June 30, 2024	$—	$898,900	$898,900
Change in fair value	—	(364,900)	(364,900)
Fair value as of September 30, 2024	$—	$534,000	$534,000

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The following table provides quantitative information regarding the convertible promissory note Level 3 fair value measurements:

		January 19, 2024		October 12, 2023	May 10, 2022
	September 30, 2024	(Initial Measurement)	December 31, 2023	(Initial Measurement)	(Initial Measurement)
Trading stock price	$11.47	$11.01	$10.94	$10.82	$9.89
Exercise price	$11.50	$11.50	$11.50	$11.50	$11.50
Expected term (in years)	0.71	0.77	0.82	0.59	1.10
Expected term of warrant conversion (in years)	5.71	5.77	5.82	5.59	6.10
Volatility	de minimis	de minimis	0.9%	2.10%	2.30%
Risk-free rate	4.21%	4.08%	4.96%	5.55%	2.35%
Probability of merger closing	75%	75%	75%	75%	75%

The following table provides quantitative information regarding the convertible promissory note Level 3 fair value measurements:

Fair value as of December 31, 2022	$3,342,932
Initial measurement on October 12, 2023	500,000
Change in fair value	(166,247)
Fair value as of December 31, 2023	$3,676,685
Initial measurement on January 19, 2024	250,000
Change in fair value	(32,239)
Fair value as of March 31, 2024	$3,894,446
Change in fair value	41,735
Fair value as of June 30, 2024	$3,936,181
Initial measurement on July 12, 2024	250,000
Change in fair value	(106,975)
Fair value as of September 30, 2024	$4,079,206

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy regarding the convertible promissory note for the period from October 13, 2021 (inception) through September 30, 2024.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, beside the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 7, 2024, the Company and Continental Stock Transfer & Trust Company (the “Trustee”) entered into an amendment to the Investment Management Trust Agreement, dated as of May 5, 2022 (the “Trust Agreement”), in order to permit the Trustee to hold funds in the Company’s Trust Account in an interest-bearing bank demand deposit account, in addition to investing such funds in U.S. government treasury obligations having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations (collectively, “Treasury Obligations”). In connection therewith, the Company directed the Trustee to move the funds held within the Trust Account, which were previously invested in Treasury Obligations, into an interest-bearing bank demand deposit account.

On October 7, 2024, the Company’s Board approved the twelfth and last one-month extension of the time period during which it may consummate an initial business combination (the “October 2024 Extension”), as permitted by an amendment to the Company’s amended and restated memorandum and articles of association (the “First Extension Charter Amendment”). In connection with this extension of the Combination Period to November 10, 2024, the Company drew an aggregate of $150,000 (the “October 2024 Extension Payment”) from the unsecured promissory note in the principal amount of up to $1,800,000, dated November 6, 2023, by the Company in favor of

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

the Sponsor. As provided for in the Company’s amended and restated memorandum and articles of association (as amended, the “Articles”), the Sponsor (or its affiliates or permitted designees) deposited the October 2024 Extension Payment into the Trust Account.

The October 2024 Extension is the last of twelve one-month extensions permitted under the First Extension Charter Amendment.

On November 6, 2024, the Company issued an unsecured promissory note in the principal amount of $250,000 to the Sponsor, which was funded in its entirety by the Sponsor. The note does not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the note into that number of warrants equal to the portion of the principal amount of the note being converted divided by $1.00, rounded up to the nearest whole number.

On November 6, 2024, the Company’s shareholders approved an amendment to the Company’s amended and restated memorandum and articles of association (the “Second Extension Charter Amendment”). The Second Extension Charter Amendment extended the date by which the Company has to consummate a business combination for up to an additional twelve months, from November 10, 2024 to up to November 5, 2025, by electing to extend the date to consummate an initial business combination on a monthly basis for up to twelve times by an additional one month each time, (other than the first period, which shall consist of 25 days), unless the closing of the Company’s initial business combination has occurred (such applicable later date, the “Extended Date”), without the need for any further approval of the Company’s shareholders, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account (x) for each such one-month period (other than the first period, which shall consist of 25 days) from November 10, 2024 (exclusive) to May 5, 2025, the lesser of (i) an aggregate of $150,000 and (ii) $0.03 per public share that remains outstanding and is not redeemed prior to such one-month (other than the first period, which shall consist of 25 days) extension; and (y) for each such one-month period from May 5, 2025 (exclusive) to November 5, 2025, the lesser of (i) an aggregate of $250,000 and (ii) $0.05 per public share that remains outstanding and is not redeemed prior to such one-month extension (each, an “Extension Payment”), unless the closing of the Company’s initial business combination has occurred, in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination.

In connection with the votes to approve the Second Extension Charter Amendment, the holders of 8,620,849 shares of Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.55 per share, for an aggregate redemption amount of $99,613,642, leaving $83,770,196.61 in the Trust Account following the Second Extension Charter Amendment.

In connection with the Extension Payments, on November 6, 2024, the Company issued an unsecured promissory note to the Sponsor in the aggregate amount of $2,400,000 (the “Extension Note”). On November 6, 2024, the Sponsor deposited an Extension Payment in the amount of $150,000 in the Trust Account, representing the lesser of (a) an aggregate of $150,000 and (b) $0.03 per public share that remained outstanding and unredeemed prior to such extension, which enabled the Company to extend the period of time it has to consummate an initial business combination from November 10, 2024 to December 5, 2024. The Extension Note bears no interest and the principal balance is payable on the date of the consummation of the Company’s initial business combination. The Extension Note is convertible into private placement warrants and the principal balance may be prepaid at any time.

On November 6, 2024, the Company’s shareholders also approved an amendment to the Company’s amended and restated memorandum and articles of association to eliminate (i) the limitation that the Company shall not redeem the Class A Ordinary Shares to the extent that such redemption would result in the Company’s failure to have net tangible assets of at least $5,000,001, upon consummation of the Company’s initial business combination (such limitation, the “Redemption Limitation”), and (ii) the requirement that the Company shall not consummate an initial business combination unless the Redemption Limitation is not exceeded.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of an initial Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”), on March 20, 2024. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

First Extension

On November 6, 2023, our shareholders approved an amendment to our amended and restated memorandum and articles of association (the “First Extension Charter Amendment”). The First Extension Charter Amendment extended the date by which we had to consummate a business combination for up to an additional twelve months, from November 10, 2023 to up to November 10, 2024, by electing to extend the date to consummate an initial business combination on a monthly basis for up to twelve times by an additional one month each time, unless the closing of the Company’s initial business combination has occurred (which we refer to as the “First Extension” and such applicable later date, the “First Extended Date”), without the need for any further approval of our shareholders, provided that the sponsor (or its affiliates or permitted designees) deposited into the trust account for each such one-month extension (the “First Charter Amendment Extension Payments”) the lesser of (a) an aggregate of $150,000 and (b) $0.02 per public share that remained outstanding and was not redeemed prior to any such one-month extension, in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination.

In connection with the votes to approve the First Extension Charter Amendment, the holders of 7,129,439 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.86 per share, for an aggregate redemption amount of approximately $77.4 million, leaving approximately $172.4 million in the trust account following the First Extension Charter Amendment.

Second Extension

On November 6, 2024, our shareholders approved an amendment to our amended and restated memorandum and articles of association (the “Second Extension Charter Amendment” and, together with the First Extension Charter Amendment, the “Extension Charter Amendments”). The Second Extension Charter Amendment extended the date by which we have to consummate a business combination for up to an additional twelve months, from November 10, 2024 to up to November 5, 2025, by electing to extend the date to consummate an initial business combination on a monthly basis for up to twelve times by an additional one month each time, (other than the first period, which shall consist of 25 days), unless the closing of our initial business combination has occurred (such applicable later date, the “Second Extended Date”), without the need for any further approval of our shareholders, provided that the sponsor (or its affiliates or permitted designees) will deposit into the trust account (x) for each such one-month period (other than the first period, which shall consist of 25 days) from November 10, 2024 (exclusive) to May 5, 2025, the lesser of (i) an aggregate of $150,000 and (ii) $0.03 per public share that remains outstanding and is not redeemed prior to such one-month (other than the first period, which shall consist of 25 days) extension; and (y) for each such one-month period from May 5, 2025 (exclusive) to November 5, 2025, the lesser of (i) an aggregate of $250,000 and (ii) $0.05 per public share that remains outstanding and is not redeemed prior to such one-month extension (the “Second Charter Amendment Extension Payments”), unless the closing of our initial business combination has occurred, in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination.

In connection with the votes to approve the Second Extension Charter Amendment, the holders of 8,620,849 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.55 per share, for an aggregate redemption amount of $99,613,642, leaving $83,770,196.61 in the trust account following the Second Extension Charter Amendment.

In connection with the Second Charter Amendment Extension Payments, on November 6, 2024, we issued an unsecured promissory note to the sponsor in the aggregate amount of $2,400,000 (the “Second Extension Note”). On November 7, 2024, the sponsor deposited a payment in the amount of $150,000 in the trust account (the “November 2024 Extension Payment”), representing the lesser of (a) an aggregate of $150,000 and (b) $0.03 per public share that remained outstanding and unredeemed prior to such extension, which enabled us to extend the period of time we have to consummate an initial business combination from November 10, 2024 to December 5, 2024.

Removal of Redemption Limitation

On November 6, 2024, our shareholders also approved an amendment to our amended and restated memorandum and articles of association to eliminate (i) the limitation that we shall not redeem the Class A ordinary shares to the extent that such redemption would result in our failure to have net tangible assets of at least $5,000,001, upon consummation of our initial business combination (such limitation, the “Redemption Limitation”), and (ii) the requirement that we shall not consummate an initial business combination unless the Redemption Limitation is not exceeded.

Trust Agreement Amendment

On October 7, 2024, we and Continental Stock Transfer & Trust Company (the “Trustee”) entered into an amendment to the Investment Management Trust Agreement, dated as of May 5, 2022, to permit the Trustee to hold funds in our trust account in an interest-bearing bank demand deposit account, in addition to investing such funds in U.S. government treasury obligations having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations (collectively, “Treasury Obligations”). In connection therewith, we directed the Trustee to move the funds held within the Trust Account, which were previously invested in Treasury Obligations, into an interest-bearing bank demand deposit account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2024 were organizational activities and those necessary to prepare for our initial public offering, and since our initial public offering, our activity has been limited to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial business combination.

For the three months ended September 30, 2024, we had net income of $2,909,414 which consists of a change in the fair value of warrant liabilities of $679,233 and interest earned on cash and marketable securities held in the trust account of $2,340,228 and a change in the fair value of the convertible promissory note – related party of $106,975, offset by operating costs of $217,022.

For the three months ended September 30, 2023, we had net income of $1,866,658 which consists of interest earned on cash and marketable securities held in the trust account of $3,197,705, offset by a change in the fair value of warrant liabilities of $10,309, a change in the fair value of the convertible promissory note – related party of $1,102,459, and operating costs of $218,279.

For the nine months ended September 30, 2024, we had net income of $7,551,693 which consists of a change in the fair value of warrant liabilities of $1,168,323 and interest earned on cash and marketable securities held in the trust account of $6,924,394 and a change in the fair value of the convertible promissory note - related party of $97,479, offset by operating costs of $638,503.

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

For the nine months ended September 30, 2024, cash used in operating activities was $351,168. Net income of $7,551,693 was affected by change in the fair value of warrant liabilities of $1,168,323, a change in the fair value of the convertible promissory note – related party of $97,479 and interest earned on cash and marketable securities held in the trust account of $6,924,394. Changes in operating assets and liabilities provided $287,335 of cash for operating activities.

For the nine months ended September 30, 2023, cash used in operating activities was $446,686. Net income of $9,296,631 was affected by interest earned on cash and marketable securities held in the trust account of $8,925,457, a change in the fair value of a convertible promissory note of $15,494 and a change in the fair value of warrant liabilities of $1,155,723. Changes in operating assets and liabilities provided $322,369 of cash for operating activities.

As of September 30, 2024, we had cash and marketable securities held in the trust account of $182,526,592 (including approximately $21,413,154 of interest income consisting of U.S. treasury bills with a maturity of 185 days or less). We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less any taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2024, we had cash held outside of the trust account of $199,764 available for working capital needs. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay for directors and officers liability insurance premiums.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “working capital loans”). If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the funds held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of the working capital loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender (the “working capital warrants”). The working capital warrants will be identical to the private placement warrants, including, as to exercise price, exercisability and exercise period. As of September 30, 2024 and December 31, 2023, we had no borrowings under any working capital loans.

On October 12, 2023, we issued an unsecured promissory note in the principal amount of $500,000 to the sponsor, which was funded in its entirety by the sponsor (the “October 2023 Note”). Additionally, on January 19, 2024 and July 12, 2024, we issued an unsecured promissory note in the principal amount of $250,000 to the sponsor (the “2024 Note” and the “July 2024 Note” together with the October 2023 Note, the “Notes”). The Notes do not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which we consummate our initial business combination and (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). In the event we consummate our initial business combination, the sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under each of the Notes into that number of working capital warrants equal to the portion of the principal amount of the Notes being converted divided by $1.00, rounded up to the nearest whole number.

In connection with the First Charter Amendment Extension Payments described above, on November 6, 2023, we issued an unsecured promissory note in the principal amount of up to $1,800,000, dated November 6, 2023, by the Company in favor of the sponsor (the

“First Extension Note”). The First Extension Note bears no interest and the principal balance is payable on the date of the consummation of our initial business combination. The First Extension Note is not convertible into private placement warrants and the principal balance may be prepaid at any time. From November 2023 through October 2024, the Board approved twelve monthly extensions of the time period during which the Company may consummate an initial business combination.  In connection with the extensions from November 10, 2023 through November 10, 2024, the Company drew an aggregate of $1,800,000 ($150,000 at each extension date) from the First Extension Note. The sponsor (or its affiliates or permitted designees) which was deposited into the trust account.

In connection with the Second Charter Amendment Extension Payments described above, on November 6, 2024, we issued the Second Extension Note. The Second Extension Note bears no interest and the principal balance is payable on the date of the consummation of our initial business combination. The Second Extension Note is convertible into private placement warrants and the principal balance may be prepaid at any time. The Board approved the first monthly extension of the time period during which the Company may consummate an initial business combination from November 10, 2024 through December 5, 2024 (the “November 2024 Extension”). In connection with the November 2024 Extension, the Company drew an aggregate of $150,000 (the “November 2024 Extension Payment”) from the Second Extension Note which was deposited into the trust account.

On November 6, 2024, we issued an unsecured promissory note in the principal amount of $250,000 (the “November 2024 Note”) to the Sponsor, which was funded in its entirety by the Sponsor. The November 2024 Note does not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. In the event the Company consummates its initial business combination, the Sponsor has the option to convert all or any portion of the principal outstanding under the November 2024 Note into that number of warrants equal to the portion of the principal amount of the November 2024 Note being converted divided by $1.00, rounded up to the nearest whole number.

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

As of September 30, 2024, we had $199,764 in our operating bank accounts, $182,526,592 in marketable securities held in the trust account to be used for the completion of a business combination and/or for the redemption of the public shares if we are unable to complete a business combination by the applicable extended date (subject to applicable law) and working capital deficit of $2,689,447.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024 and December 31, 2023.

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

Convertible Promissory Notes – Related Party

We account for the Sponsor Loan issued pursuant to convertible promissory note at no interest and a convertible promissory note issued on October 12, 2023, January 19, 2024 and July 12, 2024 to Sponsor under ASC Topic 815-15-25, “Derivates and Heading — Recognition” (“ASC 815-15-25”). Under ASC 815-15-25, at the inception of the convertible promissory note, the Company elected to account for such financial instrument under the fair value option. Under the fair value option, convertible promissory notes are required to be recorded at their fair value on the date of issuance, each drawdown date, and at each balance sheet date thereafter. Differences between the face value of the note and the fair value of the note at each drawdown date are recognized as either an expense in the statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the statements of operations. The fair value of the conversion option embedded in the convertible promissory notes was valued utilizing the Monte Carlo model. See Note 9 to the financial statements included elsewhere in this Quarterly Report.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2024 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our 2023 Annual Report and in the section titled “Risk Factors” in our definitive proxy statement filed with the SEC on October 24, 2024 (the “Proxy Statement”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our 2023 Annual Report and in our Proxy Statement, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

A total of $236,900,000 of the net proceeds from the initial public offering, the sale of the private placement warrants and the sponsor loan was deposited in a trust account established for the benefit of our public shareholders, with Continental Stock Transfer & Trust Company acting as trustee. Following redemptions in connection with the Charter Amendments, as of November 7, 2024, there is a total of $83,770,196.61 remaining in the trust account. For a description of the use of the proceeds generated in the initial public offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

3.1

Amended and Restated Memorandum and Articles of Association of the Company, dated May 5, 2022 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2022 and incorporated by reference herein)

3.2

Amendment to the Amended and Restated Memorandum and Articles of Association of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 7, 2023 and incorporated by reference herein)

3.3

Amendment to the Amended and Restated Memorandum and Articles of Association of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 8, 2024 and incorporated by reference herein)

3.4

Amendment to the Amended and Restated Memorandum and Articles of Association of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 8, 2024 and incorporated by reference herein)

10.1

Amendment No. 1 to Investment Management Trust Agreement, dated October 7, 2024 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 9, 2024 and incorporated by reference herein)

10.2

Promissory Note issued in favor of CGC II Sponsor LLC, dated November 6, 2024 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 8, 2024 and incorporated by reference herein)

10.3

Promissory Note issued in favor of CGC II Sponsor LLC, dated November 6, 2024 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 8, 2024 and incorporated by reference herein)

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

CARTESIAN GROWTH CORPORATION II

Date: November 12, 2024	By:	/s/ Peter Yu
	Name:	Peter Yu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Beth Michelson
	Name:	Beth Michelson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)