Form 10-K
period 2024-12-31
Cartesian Growth Corp II
filed 2025-03-31
CIK 1889112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 28,2024, based upon the closing price of $11.27 of the Registrant’s common stock as reported on the Nasdaq Capital Market, was approximately $178.9 million. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2025, 21,620,559 Class A ordinary shares, par value $0.0001 per share, and two Class B ordinary shares par value $0.0001 per share, were issued and outstanding, respectively.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purpose of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our expectations around the performance of a prospective target business or businesses;
●	our ability to complete our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the invasion of Ukraine by Russia, Hamas’ attack of Israel and the ensuing war and inflation in the United States;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	our financial performance.

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

Class B Conversion

On September 22, 2023, in accordance with the provisions of our amended and restated memorandum and articles of association the sponsor and directorCo exercised their rights to convert an aggregate of 5,749,998 Class B ordinary shares into an equal number of Class A ordinary shares, on a one-for-one basis (the “Class B Conversion”). As a result of the Class B Conversion, at December 31, 2024, there were 21,620,559 Class A ordinary shares and two Class B ordinary shares issued and outstanding.

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

Second Extension

On November 6, 2024, our shareholders approved an amendment to our amended and restated memorandum and articles of association (the “Second Extension Charter Amendment” and, together with the First Extension Charter Amendment, the “Extension Charter Amendments”). The Second Extension Charter Amendment extended the date by which we have to consummate a business combination for up to an additional twelve months, from November 10, 2024 to up to November 5, 2025, by electing to extend the date to consummate an initial business combination on a monthly basis for up to twelve times by an additional one month each time, (other than the first period, which shall consist of 25 days), unless the closing of our initial business combination has occurred (such applicable later date, the “Extended Date”), without the need for any further approval of our shareholders, provided that the sponsor (or its affiliates or permitted designees) will deposit into the trust account (x) for each such one-month period (other than the first period, which shall consist of 25 days) from November 10, 2024 (exclusive) to May 5, 2025, the lesser of (i) an aggregate of $150,000 and (ii) $0.03 per public share that remains outstanding and is not redeemed prior to such one-month (other than the first period, which shall consist of 25 days) extension; and (y) for each such one-month period from May 5, 2025 (exclusive) to November 5, 2025, the lesser of (i) an aggregate of $250,000 and (ii) $0.05 per public share that remains outstanding and is not redeemed prior to such one-month extension (the “Second Charter Amendment Extension Payments”), unless the closing of our initial business combination has occurred, in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination.

In connection with the votes to approve the Second Extension Charter Amendment, the holders of 8,620,849 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.55 per share, for an aggregate redemption amount of $99,613,642, leaving $83,770,196.61 in the trust account following the Second Extension Charter Amendment.

In connection with the Second Charter Amendment Extension Payments, on November 6, 2024, the Company issued an unsecured promissory note to the sponsor in the aggregate amount of $2,400,000 (the “Second Extension Note”). In each of November 2024, December 2024, January 2025 and February 2025, the Sponsor deposited payments in the amount of $150,000 in the Trust Account, which enabled the Company to extend the period of time to consummate its initial business combination from November 10, 2024 to December 5, 2024, from December 5, 2024 to January 5, 2025, from January 5, 2025 to February 5, 2025, from February 5, 2025 to March 5, 2025 and from March 5, 2025 to April 5, 2025.

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

Trust Agreement Amendment

On October 7, 2024, we and Continental Stock Transfer & Trust Company (“Continental” or the “Trustee”) entered into an amendment to the Investment Management Trust Agreement, dated as of May 5, 2022, to permit the Trustee to hold funds in our trust account in an interest-bearing bank demand deposit account, in addition to investing such funds in U.S. government treasury obligations having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”), that invest only in direct U.S. government treasury obligations (collectively, “Treasury Obligations”). In connection therewith, we directed the Trustee to move the funds held within the Trust Account, which were previously invested in Treasury Obligations, into an interest-bearing bank demand deposit account.

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

Our sponsor, officers and directors have agreed that we must complete our initial business combination by The Extended Date. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of the COVID-19 coronavirus, the invasion of Ukraine by Russia, Hamas’ attack of Israel and the ensuing war, inflation in the United States and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

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

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the Extended Date, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the initial public offering and potential loans from certain of our affiliates are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

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

Uncertainty in connection with certain international economic and political relationships, including the imposition of tariffs on international trade, political disputes, regulatory changes and other international matters could have a material adverse effect on our ability to identify potential targets and to consummate our initial business combination, and could adversely affect the financial performance of any target, either foreign or domestic.

The international economic and political environment is dynamic and subject to change. There is currently significant uncertainty about the future economic and political relationships between the United States and a number of other countries. These uncertainties include, among other things, the actual or potential imposition of protective tariffs on goods imported from other countries and reciprocal tariffs other countries may impose on United States products, political disputes that may affect relationships between the United States and other countries and the imposition of regulatory or other restrictions on trade and commerce. Any such matters could potentially limit the number of potential targets we may consider, and could also have a material adverse effect on the financial performance of such potential targets. Among other things, historical financial performance of companies affected by these international matters may not provide as accurate a barometer of future performance as would pertain in a more stable economic environment.

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

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our initial shareholders, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2024. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

To mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act, on October 7, 2024, we instructed the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of a business combination or its liquidation. Following the liquidation of securities in the Trust Account, we may receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments, which could reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of our company.

Until October 2024, the funds in the Trust Account had, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, in October 2024, we instructed the trustee with respect to the Trust Account to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of consummation of an initial business combination or liquidation of our company. Following such liquidation, we may receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments; however, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes. Consequently, the transfer of the funds in the Trust Account to an interest-bearing demand deposit account at a bank could reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of our company.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

As a blank check company, we have no business operations. Since our initial public offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in Item 1A. Risk Factors of this Annual Report, any sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Due to our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in Item 1A. Risk Factors of this Annual Report. We have not encountered any cybersecurity incidents since our initial public offering.

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

Holders

As of March 28, 2025, there were 1 holder of record for our units, 3 holders of record for our Class A ordinary shares, 2 holders of record for our Class B ordinary shares and 4 holders of record for our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

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

Use of Proceeds from Registered Offering

On May 10, 2022, we consummated the initial public offering of 23,000,000 units, including the issuance of 3,000,000 units as a result of the underwriters’ full exercise of their over-allotment option, at $10.00 per unit, generating gross proceeds of $230,000,000. The securities sold in our initial public offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-261866). The registration statement became effective on May 5, 2022. As of December 31, 2024, the amount held in the trust account was $84,565,597.

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

Second Extension

On November 6, 2024, our shareholders approved an amendment to our amended and restated memorandum and articles of association (the “Second Extension Charter Amendment” and, together with the First Extension Charter Amendment, the “Extension Charter Amendments”). The Second Extension Charter Amendment extended the date by which we have to consummate a business combination for up to an additional twelve months, from November 10, 2024 to up to November 5, 2025, by electing to extend the date to consummate an initial business combination on a monthly basis for up to twelve times by an additional one month each time, (other than the first period, which shall consist of 25 days), unless the closing of our initial business combination has occurred (such applicable later date, the “Extended Date”), without the need for any further approval of our shareholders, provided that the sponsor (or its affiliates or permitted designees) will deposit into the trust account (x) for each such one-month period (other than the first period, which shall consist of 25 days) from November 10, 2024 (exclusive) to May 5, 2025, the lesser of (i) an aggregate of $150,000 and (ii) $0.03 per public share that remains outstanding and is not redeemed prior to such one-month (other than the first period, which shall consist of 25 days) extension; and (y) for each such one-month period from May 5, 2025 (exclusive) to November 5, 2025, the lesser of (i) an aggregate of $250,000 and (ii) $0.05 per public share that remains outstanding and is not redeemed prior to such one-month extension (the “Second Charter Amendment Extension Payments”), unless the closing of our initial business combination has occurred, in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination.

In connection with the votes to approve the Second Extension Charter Amendment, the holders of 8,620,849 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.55 per share, for an aggregate redemption amount of $99,613,642, leaving approximately $83,770,196 in the trust account following the Second Extension Charter Amendment.

In connection with the Second Charter Amendment Extension Payments, on each of November 6, 2024, the Company issued an unsecured promissory note to the sponsor in the aggregate amount of $2,400,000 (the “Second Extension Note”). In each of November 2024, December 2024, January 2025 and February 2025, the Sponsor deposited payments in the amount of $150,000 in the Trust Account, which enabled the Company to extend the period of time to consummate its initial business combination from November 10, 2024 to December 5, 2024, from December 5, 2024 to January 5, 2025, from January 5, 2025 to February 5, 2025, from February 5, 2025 to March 5, 2025 and from March 5, 2025 to April 5, 2025.

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

Trust Agreement Amendment

On October 7, 2024, we and the Trustee entered into an amendment to the Investment Management Trust Agreement, dated as of May 5, 2022, to permit the Trustee to hold funds in our trust account in an interest-bearing bank demand deposit account, in addition to investing such funds in U.S. government treasury obligations having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, that invest only in Treasury Obligations. In connection therewith, we directed the Trustee to move the funds held within the trust account, which were previously invested in Treasury Obligations, into an interest-bearing bank demand deposit account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2024 were organizational activities and those necessary to prepare for our initial public offering, and since our initial public offering, our activity has been limited to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial business combination.

For the year ended December 31, 2024, we had net income of $8,205,527 which consists of a change in the fair value of warrant liabilities of $918,166, a change in the fair value of the convertible promissory note – related party of $196,947 and interest earned on cash and marketable securities held in the trust account of $8,127,041, offset by operating costs of $1,036,627.

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

For the year ended December 31, 2024, cash used in operating activities was $814,232. Net income of $8,205,527 was affected by change in the fair value of warrant liabilities of $918,166, a change in the fair value of the convertible promissory note – related party of $196,947 and interest earned on cash and marketable securities held in the trust account of $8,127,041. Changes in operating assets and liabilities was affected by $222,395 of cash provided for operating activities.

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

As of December 31, 2024, we had cash and marketable securities held in the trust account of $84,565,597 (including approximately $22,615,801 of interest income consisting of U.S. treasury bills with a maturity of 185 days or less). We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less any taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2024, we had cash held outside of the trust account of $236,700 available for working capital needs. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay for directors and officers liability insurance premiums.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “working capital loans”). If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the funds held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of the working capital loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants will be identical to the private placement warrants, including, as to exercise price, exercisability and exercise period. As of December 31, 2024 and 2023, we had no borrowings under any working capital loans.

On October 12, 2023, January 19, 2024, July 12, 2024, November 6, 2024 and December 16, 2024, the Company issued an unsecured promissory note in the principal amount of $500,000 (the “October 2023 Note”), $250,000 (the “January 2024 Note”), $250,000 (the “July 2024 Note”), $250,000 (the “November 2024 Note”) and $250,000 (the “December 2024 Note” and collectively “Sponsor Notes”) respectively, to the Sponsor. The Sponsor Notes do not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the note into that number of warrants equal to the portion of the principal amount of the note being converted divided by $1.00, rounded up to the nearest whole number.

In connection with the First Charter Amendment Extension Payments described above, on November 6, 2023, we issued an unsecured promissory note in the principal amount of up to $1,800,000, dated November 6, 2023, by the Company in favor of the sponsor (the “First Extension Note”). The First Extension Note bears no interest and the principal balance is payable on the date of the consummation of our initial business combination. The First Extension Note is not convertible into private placement warrants and the principal balance may be prepaid at any time. From November 2023 through October 2024, the Board approved twelve monthly extensions of the time period during which the Company may consummate an initial business combination. In connection with the extensions from November 10, 2023 through November 10, 2024, the Company drew an aggregate of $1,800,000 ($150,000 at each extension date) from the First Extension Note which was deposited into the trust account.

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

In each of November 2024, December 2024, January 2025 and February 2025, the Sponsor deposited payments in the amount of $150,000 in the Trust Account, which enabled the Company to extend the period of time to consummate its initial business combination from November 10, 2024 to December 5, 2024, from December 5, 2024 to January 5, 2025, from January 5, 2025 to February 5, 2025, from February 5, 2025 to March 5, 2025 and from March 5, 2025 to April 5, 2025.

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

As of December 31, 2024, we had $236,700 in our operating bank accounts, $84,565,597 in cash and marketable securities held in the trust account to be used for the completion of a business combination and/or for the redemption of the public shares if we are unable to complete a business combination by the applicable Extended Date (subject to applicable law), and working capital deficit of $3,037,571.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024.

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

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share,” pursuant to which net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. We have two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Remeasurement associated with the redeemable Class A ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal year ended December 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based upon criteria in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management determined that the internal control over financial reporting were effective as of December 31, 2024.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Arrangements

During the quarterly period ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Peter Yu	63	Chairman and Chief Executive Officer
Beth Michelson	55	Chief Financial Officer and Director
Rafael de Luque	55	Director
Bertrand Grabowski	68	Independent Director
Daniel Karp	47	Independent Director
Allan Leighton	71	Independent Director
Sheryl Schwartz	71	Independent Director

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

Beth Michelson has served as our Chief Financial Officer since our inception in October 2021 and has served on our board of directors upon completion of the initial public offering. She is also a Partner at Cartesian where she has led numerous investments in digital infrastructure, specialized manufacturing and distribution, and telecommunications services. She serves on the boards of directors of Brilia Participacao S.A., Thermal Management Solutions Ltd, Xipron LLC, NorthStar Earth & Space, Inc, and previously served on the board of directors of Safeguard Scientifics (NASDAQ:SFE). She also serves on the Global Advisory Board of Columbia Business School’s Chazen Institute for Global Business. Prior to the formation of Cartesian, Ms. Michelson served as Vice President at an affiliate of AIGCP, leading investments in media and telecommunications globally. Earlier in her career, Ms. Michelson was an Associate at Wasserstein Perella Emerging Markets focusing on private equity investments and structured products, and worked in financing for media and entertainment at Dresdner Bank AG. Ms. Michelson, a CFA® charterholder, received her Master’s in Business Administration and Master of International Affairs from Columbia Business School and Columbia’s School of International and Public Affairs, respectively, and holds a bachelor’s degree from the University of Michigan.

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

Sheryl Schwartz has served on our board of directors since May 2022. Ms. Schwartz is an internationally recognized investment leader and was identified by Mergers & Acquisitions Magazine as one of the “Most Influential Women in the Mid-Market M&A” for multiple years. She serves as Chief Investment Officer of Alti Financial, a platform focused on democratizing private equity, since 2021. From May 2013 to April 2020, she was a Managing Director at Caspian Private Equity, building an investment portfolio of more than $3 billion. Previously, she was a Senior Managing Director at Perseus and Managing Director of Perseus Mezzanine Finance. Earlier in her career, Ms. Schwartz served as Managing Director of Alternative Investments at TIAA, a Fortune 100 diversified financial services firm, where she built an investment portfolio of more than $13 billion. In addition to her commercial activities, Ms. Schwartz also is an Adjunct Professor of Private Equity and Finance at the Fordham Gabelli School of Business, an independent board member of GAIA REIT since 2023, where she serves on the audit and governance committees, and a board member of the Women’s Association of Venture and Equity (WAVE) since 2007. Ms. Schwartz received both her Master’s in Business Administration and bachelor’s degree from New York University.

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

Insider Trading Policy

We have an insider trading policy governing the purchase, sale, and other dispositions of our securities that applies to our directors, employees and other individuals. The policy generally prohibits the purchase, sale or trade of our securities with the knowledge of material nonpublic information. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to our company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 28, 2025, by:

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

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
	Amount and		Amount and		Percentage of
	Nature of	Approximate	Nature of	Approximate	Outstanding
	Beneficial	Percentage	Beneficial	Percentage	Ordinary
Name and Address of Beneficial Owner(1)	Ownership	of Class	Ownership	of Class	Shares
CGC Sponsor LLC(2)	5,749,998	26.6	2	100%	26.6%
Peter Yu(2)	5,749,998	26.6	2	100%	26.6%
Beth Michelson	—	—	—	—	—
Rafael De Luque	—	—	—	—	—
CGC II Sponsor DirectorCo LLC	99,999	*	1	50%	*
Bertrand Grabowski(3)	—	—	—	—	—
Daniel Karp(3)	—	—	—	—	—
Allan Leighton(3)	—	—	—	—	—
Sheryl Schwartz(3)	—	—	—	—	—
All directors and executive officers as a group (7 individuals)	5,749,998	26.6%	2	100%	26.6%
Meteora Capital, LLC(4)	1,943,119	9.0%	—	—	—
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the entities or individuals is 505 Fifth Avenue, 15th Floor, New York, New York 10017.
(2)

Represents 5,650,000 founder shares held by CGC II Sponsor LLC (consisting of 5,649,999 Class A ordinary shares and one Class B ordinary share), our sponsor, 100,000 founder shares held by CGC II Sponsor DirectorCo LLC for the benefit of our independent directors (consisting of 99,999 Class A ordinary shares and one Class B ordinary share). Our sponsor is the sole managing member of CGC II Sponsor DirectorCo LLC and Pangaea Three-B, LP is the sole member of our sponsor, and is controlled by Peter Yu, our Chief Executive Officer and director. Consequently, each of Pangaea Three-B, LP and Mr. Yu may be deemed to share voting and dispositive control over the founder shares held by our sponsor and CGC II Sponsor DirectorCo LLC, and thus to share beneficial ownership of such securities. Mr. Yu disclaims beneficial ownership of the founder shares held by our sponsor and CGC II Sponsor DirectorCo LLC, except to the extent of his pecuniary interest therein.

(3)	Does not include certain shares indirectly owned by this individual as a result of his or her membership interest in CGC II Sponsor DirectorCo LLC.

(4)

According to a Schedule 13G filed with the SEC on February 14, 2025 by (i) Meteora Capital, LLC (“Meteora Capital”) with respect to the shares held by certain funds and managed accounts to which Meteora Capital serves as investment manager (collectively, the “Meteora Funds”) and (ii) Vik Mittal, who serves as the Managing Member of Meteora Capital, with respect to the shares held by the Meteora Funds. Meteora Capital and Mr. Vittal share voting and dispositive power with respect to all of the shares, but neither Meteora Capital nor Mr. Vittal has sole voting and dispositive power with respect to any of the shares. The principal business address of Meteora Capital and Mr. Vittal is 1200 N Federal Hwy, #200, Boca Raton FL 33432.

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

On October 12, 2023, January 19, 2024, July 12, 2024, November 6, 2024 and December 16, 2024, the Company issued an unsecured promissory note in the principal amount of $500,000 (the “October 2023 Note”), $250,000 (the “January 2024 Note”), $250,000 (the “July 2024 Note”), $250,000 (the “November 2024 Note”) and $250,000 (the “December 2024 Note” and collectively “Sponsor Notes”) respectively, to the Sponsor. The Sponsor Notes do not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the note into that number of warrants equal to the portion of the principal amount of the note being converted divided by $1.00, rounded up to the nearest whole number.

In connection with the First Charter Amendment Extension Payments, on November 6, 2023, we issued an unsecured promissory note in the principal amount of up to $1,800,000, by the Company in favor of the sponsor, or the First Extension Note. The First Extension Note bears no interest and the principal balance is payable on the date of the consummation of our initial business combination. The First Extension Note is not convertible into private placement warrants and the principal balance may be prepaid at any time. From November 2023 through October 2024, the Board approved twelve monthly extensions of the time period during which the Company may consummate an initial business combination. In connection with the extensions from November 10, 2023 through November 10, 2024, the Company drew an aggregate of $1,800,000 ($150,000 at each extension date) from the First Extension Note which was deposited into the trust account.

In connection with the Second Charter Amendment Extension Payments, on November 6, 2024, we issued an unsecured promissory note in the aggregate amount of up to $2,400,000 by the Company in favor of the Sponsor, or the Second Extension Note. The Second Extension Note bears no interest and the principal balance is payable on the date of the consummation of our initial business combination. The Second Extension Note is convertible into private placement warrants and the principal balance may be prepaid at any time.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2024 and 2023 totaled $104,071 and $144,715, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2024 and 2023.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2024 and 2023.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2024 and 2023.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)The following documents are filed as part of this Form 10-K:

(1)Financial Statements:

(2)Financial Statement Schedules:

None.

(3)Exhibits

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association of the Company, dated May 5, 2022.(1)

3.2	Amendment to the Amended and Restated Memorandum and Articles of Association. (2)

3.3	Amendment to the Amended and Restated Memorandum and Articles of Association. (3)

3.4	Amendment to the Amended and Restated Memorandum and Articles of Association. (3)

4.1	Specimen Unit Certificate. (4)

4.2	Specimen Class A Ordinary Share Certificate. (4)

4.3	Specimen Warrant Certificate. (4)

4.4	Warrant Agreement, dated May 5, 2022, between the Company and Continental. (1)

4.5	Description of Registrant’s Securities. (5)

10.1	Investment Management Trust Agreement, dated May 5, 2022, between the Company and Continental. (1)

10.2	Amendment No. 1 to Investment Management Trust Agreement, dated October 7, 2024. (6)

10.3	Private Placement Warrant Purchase Agreement, dated May 5, 2022, between the Company and the Sponsor. (1)

10.4	Private Placement Warrants Purchase Agreement, dated May 5, 2022, between the Company and Cantor Fitzgerald & Co. (1)

10.5	Private Placement Warrants Purchase Agreement, dated May 5, 2022, between the Company and Piper Sandler & Co. (1)

10.6	Registration Rights Agreement, dated May 5, 2022, among the Company, the Sponsor and certain securityholders. (1)

10.7	Promissory Note for Sponsor Loan, dated May 5, 2022, issued to the Sponsor. (1)

10.8	Promissory Note issued in favor of CGC II Sponsor LLC, dated October 12, 2023.(7)

10.9	Promissory Note issued in favor of CGC II Sponsor LLC, dated November 6, 2023. (2)

10.10	Promissory Note issued in favor of CGC II Sponsor LLC, dated January 19, 2024. (8)

10.11	Promissory Note issued in favor of CGC II Sponsor LLC, dated July 12, 2024. (9)

10.12	Promissory Note issued in favor of CGC II Sponsor LLC, dated November 6, 2024 (3)

10.13	Promissory Note issued in favor of CGC II Sponsor LLC, dated November 6, 2024 (3)

10.14	Promissory Note issued in favor of CGC II Sponsor LLC, dated December 16, 2024 (10)

10.14	Administrative Services Agreement, dated May 5, 2022, between the Company and the Sponsor. (1)

10.15	Letter Agreement, dated May 5, 2022, between the Company and the Sponsor. (1)

10.16	Letter Agreement, dated May 5, 2022, between the Company and each officer and director of the Company. (1)

10.17	Form of Indemnity Agreement. (1)

19.1	Insider Trading Policy.*

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13(a)-14(a) and 15(d)-14(a), as Adopted Pursuant to Section 302 of Sarbanes- Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant Securities Exchange Act Rules 13(a)-14(a) and 15(d)-14(a), as Adopted Pursuant to Section 302 of Sarbanes- Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97.1	Cartesian Growth Corporation II Executive Officer Clawback Policy (11)

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File*

*Filed herewith.

**Furnished herewith.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8 K filed with the Securities and Exchange Commission on May 11, 2022 and incorporated by reference herein.
(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8 K filed with the Securities and Exchange Commission on November 7, 2023 and incorporated by reference herein.
(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2024 and incorporated by reference herein.
(4)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S 1/A (File No. 333 261866) on April 28, 2022 and incorporated by reference herein.
(5)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10 K filed with the Securities and Exchange Commission on March 30, 2023 and incorporated by reference herein.
(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2024 and incorporated by reference herein.
(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2023 and incorporated by reference herein.
(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8 K filed with the Securities and Exchange Commission on January 19, 2024 and incorporated by reference herein.
(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2024 and incorporated by reference herein.
(10)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2024 and incorporated by reference herein.
(11)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2024 and incorporated by reference herein.

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Cartesian Growth Corporation II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cartesian Growth Corporation II (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities on or before May 5, 2025, or by electing to extend the date to consummate an initial business combination on a monthly basis by an additional one month each time through November 5, 2025, provided that CGC II Sponsor LLC will deposit into the Trust Account for each such one-month extension the lesser of (a) an aggregate of $250,000 and (b) $0.05 per public share that remains outstanding and is not redeemed prior to any such one-month extension. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to November 5, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond November 5, 2025 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas
March 31, 2025

CARTESIAN GROWTH CORPORATION II

BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash	$236,700	$50,932
Prepaid expenses	202,147	279,102
Total Current assets	438,847	330,034
Cash and marketable securities held in Trust Account	84,565,597	174,252,198
TOTAL ASSETS	$85,004,444	$174,582,232
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,376,418	$1,230,978
Promissory note	2,100,000	300,000
Total Current liabilities	3,476,418	1,530,978
Warrant liabilities	1,244,157	2,162,323
Convertible promissory note – related party, at fair value	4,479,738	3,676,685
Deferred underwriting fee	11,500,000	11,500,000
TOTAL LIABILITIES	20,700,313	18,869,986
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption; 7,249,712 and 15,870,561 shares at redemption value of $11.66 and $10.98 per share as of December 31, 2024 and 2023	84,565,597	174,252,198
SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,749,998 issued and outstanding (excluding 7,249,712 and 15,870,561 subject to possible redemption) as of December 31, 2024 and 2023	575	575
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	—	—
Accumulated deficit	(20,262,041)	(18,540,527)
TOTAL SHAREHOLDERS’ DEFICIT	(20,261,466)	(18,539,952)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$85,004,444	$174,582,232

The accompanying notes are an integral part of these financial statements.

CARTESIAN GROWTH CORPORATION II

STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Operating and formation costs	$1,036,627	$2,032,433
Loss from operations	(1,036,627)	(2,032,433)
Other income:
Change in fair value of warrant liabilities	918,166	1,664,373
Change in fair value of convertible promissory note – related party	196,947	166,247
Interest earned on cash and marketable securities held in Trust Account	8,127,041	11,642,853
Other income	9,242,154	13,473,473
Net income	$8,205,527	$11,441,040

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	14,571,529	21,964,766
Basic and diluted net income per ordinary share, shares subject to possible redemption	$0.40	$0.41
Basic weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	5,750,000	5,750,000
Basic net income per share, non-redeemable Class A and Class B ordinary shares	$0.40	$0.41
Diluted weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	5,750,000	5,750,000
Diluted net income per share, non-redeemable Class A and Class B ordinary shares	$0.40	$0.41

The accompanying notes are an integral part of these financial statements.

CARTESIAN GROWTH CORPORATION II

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – December 31, 2022	—	—	5,750,000	575	—	(18,038,714)	(18,038,139)
Conversion of Class B ordinary shares to Class A ordinary shares	5,749,998	575	(5,749,998)	(575)	—	—	—
Remeasurement of Class A ordinary shares subject to possible redemption amount	—	—	—	—	—	(11,942,853)	(11,942,853)
Net income	—	—	—	—	—	11,441,040	11,441,040
Balance – December 31, 2023	5,749,998	$575	2	$—	$—	$(18,540,527)	$(18,539,952)
Remeasurement of Class A ordinary shares subject to possible redemption amount	—	—	—	—	—	(9,927,041)	(9,927,041)
Net income	—	—	—	—	—	8,205,527	8,205,527
Balance – December 31, 2024	5,749,998	$575	2	$—	$—	$(20,262,041)	$(20,261,466)

The accompanying notes are an integral part of these financial statements.

CARTESIAN GROWTH CORPORATION II

STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$8,205,527	$11,441,040
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(8,127,041)	(11,642,853)
Change in fair value of convertible promissory note – related party	(196,947)	(166,247)
Change in fair value of warrant liabilities	(918,166)	(1,664,373)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	76,955	27,631
Accrued expenses	145,440	1,082,067
Net cash used in operating activities	(814,232)	(922,735)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,800,000)	(300,000)
Cash withdrawn from Trust Account in connection with redemption	99,613,642	77,436,562
Net cash provided by investing activities	97,813,642	77,136,562

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	1,800,000	300,000
Proceeds from convertible promissory note – related party	1,000,000	500,000
Payment of offering costs	―	(70,000)
Redemption of common stock	(99,613,642)	(77,436,562)
Net cash used in by financing activities	(96,813,642)	(76,706,562)

Net Change in Cash	185,768	(492,735)
Cash – Beginning of period	50,932	543,667
Cash – End of period	$236,700	$50,932

Non-Cash investing and financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$9,927,041	$11,942,853

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from October 13, 2021 (inception) through December 31, 2024 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income on cash and marketable securities in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on May 10, 2022, an amount of $236,900,000 ($10.30 per Unit) from the net proceeds of the Initial Public Offering, the sale of the Private Placement Warrants and the Sponsor Loan, was placed in the Trust Account and was to be invested only in U.S. government treasury obligations having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”), that invested only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (i) the completion of the initial Business Combination, (ii) the redemption of the public shares if the Company is unable to complete an initial Business Combination by November 10, 2024 (the “Combination Period”), and (iii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (a) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete an initial Business Combination within the Combination Period, or (b) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity.

On October 7, 2024, the Company and Continental Stock Transfer & Trust Company (the “Trustee”) entered into an amendment to the Investment Management Trust Agreement, dated as of May 5, 2022, to permit the Trustee to hold funds in the Trust Account in an interest - bearing bank demand deposit account, in addition to investing such funds in U.S. government treasury obligations having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a - 7 promulgated under the Investment

Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations (collectively, “Treasury Obligations”). In connection therewith, we directed the Trustee to move the funds held within the Trust Account, which were previously invested in Treasury Obligations, into an interest - bearing bank demand deposit account.

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

On December 6, 2023, January 8, 2024, February 5, 2024, March 5, 2024, April 9, 2024, May 6, 2024, June 5, 2024, July 9, 2024, August 6, 2024, September 5, 2024 and October 7, 2024, the Board approved the second, third, fourth, fifth, sixth, seventh, eighth, ninth, tenth, eleventh and twelfth one - month extensions of the time period during which the Company may consummate an initial business combination. In connection with the Extension of the Business Combination Period from November 10, 2023 through November 10, 2024, the Company drew an aggregate of $1,800,000 ($150,000 at each extension date) from the Extension Note. The Sponsor (or its affiliates or permitted designees) deposited the Extension Payments into the Trust Account.

The Extension to November 10, 2024 was the twelfth of twelve one-month extensions permitted under the Articles.

On November 6, 2024, the Company’s shareholders approved an amendment to the Company’s amended and restated memorandum and articles of association (the “Second Charter Amendment”). The Second Charter Amendment extended the date by which the Company has to consummate a business combination for up to an additional twelve months, from November 10, 2024 to up to November 10, 2025, by electing to extend the date to consummate an initial business combination on a monthly basis for up to twelve times by an additional one month each time, unless the closing of the Company’s initial business combination has occurred (referred to as an “Extension” and such applicable later date, the “Extended Date”), without the need for any further approval of the Company’s shareholders, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the trust account established in connection with the IPO (the “Trust Account”) (x) for each such one-month period (other than the first period, which shall consist of 25 days) from November 10, 2024 (exclusive) to May 5, 2025, the lesser of (i) an aggregate of $150,000 and (ii) $0.03 per public share that remains outstanding and is not redeemed prior to such one-month (other than the first period, which shall consist of 25 days) extension; and (y) for each such one-month period from May 5, 2025 (exclusive) to November 5, 2025, the lesser of (i) an aggregate of $250,000 and (ii) $0.05 per public share that remains outstanding and is not redeemed prior to such one-month extension (each, an “Extension Payment”), unless the closing of the Company’s initial business combination has occurred, in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination.

In connection with the votes to approve the Extension, the holders of 8,620,849 shares of Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.55 per share, for an aggregate redemption amount of $99,613,642, leaving $83,770,196.61 in the Trust Account.

In connection with the Extension Payments, on November 6, 2024, the Company issued an unsecured promissory note in the aggregate amount of up to $2,400,000 (the “Second Extension Note”) to the Sponsor. The Second Extension Note bears no interest and the principal balance is payable on the date of the consummation of the Company’s initial business combination. The Second Extension Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Second Extension Note and all other sums payable with regard to the Second Extension Note becoming immediately due and payable. The principal balance may be prepaid at any time.

On November 7, 2024, the Sponsor deposited an Extension Payment in the amount of $150,000 which enabled the Company to extend the period of time it has to consummate its initial business combination by one month from November 5, 2024 to December 5, 2024. This Extension is the twelfth of twelve one-month extensions permitted under the Company’s Charter.

On December 2, 2024 and December 31, 2024, the Company approved the first and second one-month extension of the time period during the Business Combination Period. In connection with the Extension, the Company drew an aggregate of $300,000 ($150,000 at each from the Second Extension Note). As provided for in the Company’s amended, the Articles, the Sponsor deposited the Extension Funds into the Trust Account.

On November 6, 2024 and December 16, 2024, the Company issued notes to the Sponsor, each with a principal amount of $250,000. The notes do not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the notes into that working capital warrants equal to the portion of the principal amount of the notes being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of the IPO, as described in the prospectus for the IPO dated May 5, 2022 and filed with the U.S. Securities and Exchange Commission, including the transfer restrictions applicable thereto. The notes are subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the notes and all other sums payable with regard to the notes becoming immediately due and payable.

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

As of December 31, 2024, the Company had $236,700 in its operating bank account, $84,565,597 in cash and marketable securities held in the Trust Account to be used for the completion of a Business Combination and/or for the redemption of the public shares if the Company is unable to complete a Business Combination within the Combination Period (subject to applicable law) and working capital deficit of $3,037,571.

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

Segment Reporting

The Company complies with ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. The Company adopted ASU 2023-07 on January 1, 2024. The amendments will be applied retrospectively to all prior periods presented in the accompanying financial statements (see Note 10).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $236,700 and $50,932 as of December 31, 2024 and 2023, respectively. The Company did not have any cash equivalents as of December 31, 2024 and 2023.

Cash and Marketable Securities Held in Trust Account

On October 7, 2024, the Company liquidated the U.S. government treasury obligations held in the Trust Account. The funds in the Trust Account are currently maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of the Company’s initial Business Combination and liquidation. Prior to October 7, 2024, substantially all of the assets held in the Trust Account were held in primarily U.S. Treasury securities. When the Company’s investments were held in the Trust Account comprised of U.S. government securities, the investments were classified as trading securities. When the Company’s investments held in the Trust Account were comprised of money market funds, the investments were recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest earned on cash and marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A Ordinary Shares Subject to Possible Redemption

The Class A Ordinary Shares contain a redemption feature which allows for the redemption of such shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies its Class A Ordinary Shares outside of permanent equity as their redemption provisions are not solely within the control of the Company. The Class A Ordinary Shares were issued with other freestanding instruments (i.e., the public warrants) and as such, the initial carrying value of the Class A Ordinary Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The Class A Ordinary Shares are subject to FASB ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to FASB ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. Accordingly, as of December 31, 2024 and 2023, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ deficit in the Company’s balance sheets.

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

As of December 31, 2024 and 2023, the Class A Ordinary Shares reflected in the balance sheets are reconciled in the following table:

Class A Ordinary Shares subject to possible redemption, December 31, 2022	$239,745,907
Less:
Redemption	(77,436,562)
Plus:
Remeasurement of carrying value to redemption value	11,942,853
Class A Ordinary Shares subject to possible redemption, December 31, 2023	$174,252,198
Less:
Redemption	(99,613,642)
Plus:
Remeasurement of carrying value to redemption value	9,927,041
Class A Ordinary Shares subject to possible redemption, December 31, 2024	$84,565,597

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2024 and 2023, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Since its inception, the Company is subject to income tax examinations by major taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,566,666 Class A Ordinary Shares in the aggregate. As of December 31, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year Ended		For the Year Ended
	December 31,		December 31,
	2024		2023
		Non-redeemable		Non-redeemable
	Redeemable Class A	Class A and Class B	Redeemable Class A	Class A and Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$5,883,764	$2,321,763	$9,067,360	$2,373,680
Denominator:
Basic weighted average shares outstanding	14,571,529	5,750,000	21,964,766	5,750,000
Basic net income per ordinary share	$0.40	$0.40	$0.41	$0.41

		Non-redeemable		Non-redeemable
	Redeemable Class A	Class A and Class B	Redeemable Class A	Class A and Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income	$5,883,764	$2,321,763	$9,067,360	$2,373,680
Denominator:
Diluted weighted average shares outstanding	14,571,529	5,750,000	21,964,766	5,750,000
Diluted net income per ordinary share	$0.40	$0.40	$0.41	$0.41

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

Convertible Promissory Notes – Related Party

The Company accounts for the Sponsor Loan issued pursuant to a convertible promissory note at no interest and a convertible promissory note issued on October 12, 2023, January 19, 2024, July 12, 2024, November 6, 2024 and December 16, 2024 to Sponsor under ASC Topic 815-15-25, “Derivates and Heading — Recognition” (“ASC 815-15-25”). Under ASC 815-15-25, at the inception of the convertible promissory note, the Company elected to account for such financial instrument under the fair value option. Under the fair value option, convertible promissory notes are required to be recorded at their fair value on the date of issuance, each drawdown date, and at each balance sheet date thereafter. Differences between the face value of the note and the fair value of the note at each drawdown date are recognized as either an expense in the statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the statements of operations. The fair value of the option to convert into Sponsor Loan Warrants was valued utilizing the Monte Carlo model (see Note 9).

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 on January 1, 2024. The amendments will be applied retrospectively to all prior periods presented in the accompanying financial statements. The adoption of ASU 2023-07 has not had a material impact on the Company’s financial statements and disclosures.

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

Administrative Services Agreement

The Company entered into an agreement with the Sponsor pursuant to which, commencing on May 5, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the year ended December 31, 2024, the Company incurred $120,000 for these services, of which $20,000 is included in accrued expenses in the accompanying balance sheet. For the year ended December 31, 2023, the Company incurred $120,000 for these services, of which $30,000 is included in accrued expenses in the accompanying balance sheet.

Promissory Note — Related Party

On December 31, 2021, the Sponsor agreed to loan the Company up to $250,000 under a promissory note to be used for a portion of the expenses of the Initial Public Offering. This loan was non-interest bearing, unsecured and was due at the earlier of June 30, 2022 or the closing of the Initial Public Offering. As of December 31, 2024 and 2023, there were no amounts outstanding under such loan. The outstanding amount of $216,405 on the closing date of the Initial Public Offering was repaid in full at the closing of the Initial Public Offering.

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

On December 6, 2023, January 8, 2024, February 5, 2024, March 5, 2024, April 9, 2024, May 6, 2024, June 5, 2024, July 9, 2024, August 6, 2024, September 5, 2024 and October 7, 2024, the Board approved the second, third, fourth, fifth, sixth, seventh, eighth, ninth, tenth, eleventh and twelfth one - month extensions of the time period during which the Company may consummate an initial business combination. In connection with the Extension of the Business Combination Period from November 10, 2023 through November 10, 2024, the Company drew an aggregate of $1,800,000 ($150,000 at each extension date) from the Extension Note. The Sponsor (or its affiliates or permitted designees) deposited the Extension Payments into the Trust Account.

The Extension to November 10, 2024 was the twelfth of twelve one-month extensions permitted under the Articles.

On November 6, 2024, the Company’s shareholders approved an amendment to the Company’s amended and restated memorandum and articles of association (the “Second Charter Amendment”). The Second Charter Amendment extended the date by which the

Company has to consummate a business combination for up to an additional twelve months, from November 10, 2024 to up to November 10, 2025, by electing to extend the date to consummate an initial business combination on a monthly basis for up to twelve times by an additional one month each time, unless the closing of the Company’s initial business combination has occurred (referred to as an “Extension” and such applicable later date, the “Extended Date”), without the need for any further approval of the Company’s shareholders, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account (x) for each such one-month period (other than the first period, which shall consist of 25 days) from November 10, 2024 (exclusive) to May 5, 2025, the lesser of (i) an aggregate of $150,000 and (ii) $0.03 per public share that remains outstanding and is not redeemed prior to such one-month (other than the first period, which shall consist of 25 days) extension; and (y) for each such one-month period from May 5, 2025 (exclusive) to November 5, 2025, the lesser of (i) an aggregate of $250,000 and (ii) $0.05 per public share that remains outstanding and is not redeemed prior to such one-month extension (each, an “Extension Payment”), unless the closing of the Company’s initial business combination has occurred, in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination.

In connection with the votes to approve the Extension, the holders of 8,620,849 shares of Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.55 per share, for an aggregate redemption amount of $99,613,642, leaving $83,770,196.61 in the Trust Account.

In connection with the Second Charter Amendment Extension Payments, on November 6, 2024, the Company issued an unsecured promissory note to the sponsor in the aggregate amount of $2,400,000 (the “Second Extension Note”). In each of November 2024, December 2024, January 2025 and February 2025, the Sponsor deposited payments in the amount of $150,000 in the Trust Account, which enabled the Company to extend the period of time to consummate its initial business combination from November 10, 2024 to December 5, 2024, from December 5, 2024 to January 5, 2025, from January 5, 2025 to February 5, 2025, from February 5, 2025 to March 5, 2025 and from March 5, 2025 to April 5, 2025.

This Extension is the third of twelve one-month extensions permitted under the Company’s Charter.

Convertible Promissory Note (Sponsor Loan) – Related Party

Simultaneously with the consummation of the Initial Public Offering, the Sponsor loaned the Company the Sponsor Loan, for an aggregate of $4,600,000. The proceeds of the Sponsor Loan were added to the Trust Account on the closing date of the Initial Public Offering and will be used to fund the redemption of Class A Ordinary Shares. The Sponsor Loan shall be repaid at the time of an initial Business Combination or converted into Sponsor Loan Warrants at a conversion price of $1.00 per Sponsor Loan Warrant, at the Sponsor’s discretion. The Sponsor Loan Warrants will be identical to the Private Placement Warrants. The Sponsor Loan Warrant was extended in order to ensure that the amount in the Trust Account is $10.30 per public share. If the Company does not complete an initial Business Combination, the Company will not repay the Sponsor Loan from amounts held in the Trust Account, and the proceeds held in the Trust Account will be distributed to the Company’s public shareholders. The Sponsor Loan was valued using the fair value method using the monte-carlo method (see Note 9). As of December 31, 2024 and 2023, the Sponsor Loan was valued at a fair value of $3,378,163 and $3,316,226, respectively.

Convertible Promissory Note – Related Party

On October 12, 2023, January 19, 2024, July 12, 2024, November 6, 2024 and December 16, 2024, the Company issued an unsecured promissory note in the principal amount of $500,000 (the “Note”), $250,000 (the “2024 Note”), $250,000 (the “July 2024 Note”), $250,000 (the “November 2024 Note”) and $250,000 (the “December 2024 Note” and collectively “Sponsor Notes”) respectively, to Sponsor. The notes do not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the note into that number of warrants equal to the portion of the principal amount of the note being converted divided by $1.00, rounded up to the nearest whole number.

On July 12, 2024, November 6, 2024 and December 16, 2024 the Company issued notes in the principal amount of $250,000 to the Sponsor. These notes do not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the note into that number of warrants (“Working Capital

Warrants”) equal to the portion of the principal amount of the note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of its Initial Public Offering. These notes are subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the note and all other sums payable with regard to the notes becoming immediately due and payable.

As of December 31, 2024 and 2023, the aggregate fair value of the Sponsor Notes was $1,101,575 and $360,459, respectively.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, it would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the funds held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants will be identical to the Private Placement Warrants, including, as to exercise price, exercisability and exercise period. As of December 31, 2024 and 2023, the Company had no borrowings under any Working Capital Loans.

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

Service Provider Agreements

The Company has engaged a legal advisor to provide services related to the consummation of an initial Business Combination. In connection with this agreement, the Company may be required to pay the legal advisor’s fees in connection with its services contingent upon a successful initial Business Combination. If a Business Combination does not occur, the Company would not be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination. For the years ended December 31, 2024 and 2023, the Company recorded expenses of approximately $1.3 million and $1.1 million of such fees, respectively.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 200,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. On September 22, 2023, in accordance with the provisions of the amended and restated memorandum and articles of association of the Company, the Sponsor and DirectorCo exercised their rights to convert an aggregate of 5,749,998 shares of the Company’s Class B ordinary shares into an equal number of the Company’s Class A ordinary shares, on a one-for-one basis (the “Class B Conversion”). As of December 31, 2024 and 2023, there were 12,999,712 and 21,620,559 Class A Ordinary Shares issued and outstanding, of which 7,249,712 and 15,870,561 were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit on the balance sheets, respectively.

Class B Ordinary Shares— The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were two Class B ordinary shares issued and outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description	Level	2024	2023
Assets:
Cash and marketable securities held in Trust Account	1	$84,565,597	$174,252,198
Liabilities:
Warrant liability – Public warrants	1	$575,767	$996,667
Warrant liability – Private Placement Warrants	3	$668,390	$1,165,656
Convertible Promissory Notes	3	$4,479,738	$3,676,685

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

As of December 31, 2024 and 2023, the private placement warrants and convertible promissory note were valued using a monte- carlo model, which is considered to be a Level 3 fair value measurement. The monte - carlo model’s primary unobservable input utilized in determining the fair value is the expected volatility of the Class A Ordinary Shares. The expected volatility as of the closing date of the Initial Public Offering date was derived from observable pricing of public warrants on comparable ‘blank-check’ companies without an identified target.

The following table provides quantitative information regarding the warrant liability Level 3 fair value measurements:

	December 31, 2024	December 31, 2023
Trading stock price	$11.66	$10.94
Public warrants price	$0.075	$0.130
Weighted term (in years)	1.17	1.33
Volatility	de minimis	0.9%
Risk-free rate	4.18%	4.61%

The following table provides quantitative information regarding the warrant liability Level 3 fair value measurements:

	Public	Private	Total
	Warrant	Warrant	Warrant
	Liabilities	Liabilities	Liabilities
Fair value as of October 13, 2021 (inception)	$—	$—	$—
Initial measurement on May 10, 2022	2,560,668	2,972,600	5,533,268
Change in fair value	189,807	(870,137)	(680,330)
Transfer to Level 1	(2,750,475)	—	(2,750,475)
Fair value as of December 31, 2022	$—	$2,102,463	$2,102,463
Change in fair value	—	(936,807)	(936,807)
Fair value as of December 31, 2023	$—	$1,165,656	$1,165,656
Change in fair value	—	(497,266)	(497,266)
Fair value as of December 31, 2024	$—	$668,390	$668,390

The following table provides quantitative information regarding the convertible promissory note Level 3 fair value measurements:

		July 12, 2024	November 6, 2024	December 16, 2024	January 19, 2024		October 12, 2023	May 10, 2022
	December 31, 2024	(Initial Measurement)	(Initial Measurement)	(Initial Measurement)	(Initial Measurement)	December 31, 2023	(Initial Measurement)	(Initial Measurement)
Trading stock price	$11.66	$11.32	$10.94	$10.86	$11.01	$10.94	$10.82	$9.89
Exercise price	$11.50	$11.50	$11.50	$11.50	$11.50	$11.50	$11.50	$11.50
Expected term (in years)	0.51	0.93	0.66	0.55	0.77	0.82	0.59	1.10
Expected term of warrant conversion (in years)	5.51	5.93	5.66	5.55	5.77	5.82	5.59	6.10
Volatility	de minimis	de minimis	de minimis	de minimis	de minimis	0.9%	2.10%	2.30%
Risk-free rate	4.24%	4.92%	4.41%	4.29%	4.08%	4.96%	5.55%	2.35%
Probability of merger closing	75%	75%	75%	75%	75%	75%	75%	75%

The following table provides quantitative information regarding the convertible promissory note Level 3 fair value measurements:

Fair value as of October 13, 2021 (inception)	$—
Initial measurement on May 10, 2022	4,600,000
Change in fair value	(1,257,068)
Fair value as of December 31, 2022	$3,342,932
Initial measurement on October 12, 2023	500,000
Change in fair value	(166,247)
Fair value as of December 31, 2023	$3,676,685
Initial measurement on January 19, 2024	250,000
Initial measurement on July 12, 2024	250,000
Initial measurement on November 6, 2024	250,000
Initial measurement on December 16, 2024	250,000
Change in fair value	(196,947)
Fair value as of December 31, 2024	$4,479,738

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy regarding the convertible promissory note for the period from October 13, 2021 (inception) through December 31, 2024.

NOTE 10. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	December 31,	December 31,
	2024	2023
Cash and marketable securities held in Trust Account	$84,565,597	$174,252,198
Cash	$236,700	$50,932

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Operating and formation costs	$1,036,627	$2,032,433
Interest earned on cash and marketable securities held in Trust Account	$8,127,041	$11,642,853

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Operating and formation costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, beside the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 31, 2025 and February 4, 2025, the Company’s Board approved the third and fourth one-month extensions of the time period during which the Company may consummate an initial business combination (such time period, the “Business Combination Period”). In connection with these extensions of the Business Combination Period to March 5, 2025 and to April 5, 2025 (the “Extensions”), the Company drew an aggregate of $300,000 (the “Extension Funds”) from the Second Extension Note. As provided for in the Company’s amended and restated memorandum and articles of association the Sponsor deposited the Extension Funds into the Trust Account.

The Extensions were the third and fourth of twelve one-month extensions permitted under the Articles.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTESIAN GROWTH CORPORATION II

By:	/s/ Peter Yu
Name: Peter Yu
Title: Chief Executive Officer

Date:	March 31, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Yu	Chief Executive Officer and	March 31, 2025
Peter Yu	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Beth Michelson	Chief Financial Officer and Director	March 31, 2025
Beth Michelson	(Principal Financial and Accounting Officer)

/s/ Rafael de Luque	Director	March 31, 2025
Rafael de Luque

/s/ Bertrand Grabowski	Director	March 31, 2025
Bertrand Grabowski

/s/ Daniel Karp	Director	March 31, 2025
Daniel Karp

/s/ Allan Leighton	Director	March 31, 2025
Allan Leighton

/s/ Sheryl Schwartz	Director	March 31, 2025
Sheryl Schwartz