Form 10-Q
period 2025-03-31
Cartesian Growth Corp II
filed 2025-05-15
CIK 1889112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 14, 2025, there were 21,620,559 Class A ordinary shares, par value $0.0001 per share, and two Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CARTESIAN GROWTH CORPORATION II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED BALANCE SHEETS

	March 31,
	2025	December 31,
	(Unaudited)	2024
ASSETS
Current assets
Cash	$81,252	$236,700
Prepaid expenses	203,835	202,147
Total Current assets	285,087	438,847

Cash and marketable securities held in Trust Account	85,688,408	84,565,597
TOTAL ASSETS	$85,973,495	$85,004,444

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,418,045	$1,376,418
Promissory note	2,550,000	2,100,000
Total Current liabilities	3,968,045	3,476,418

Warrant liabilities	1,166,293	1,244,157
Convertible promissory note – related party, at fair value	4,475,162	4,479,738
Deferred underwriting fee	11,500,000	11,500,000
TOTAL LIABILITIES	21,109,500	20,700,313

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption; 7,249,712 shares at redemption value of approximately $11.82 and $11.66 per share as of March 31, 2025 and December 31, 2024	85,688,408	84,565,597

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,749,998 issued and outstanding (excluding 7,249,712 subject to possible redemption) as of March 31, 2025 and December 31, 2024	575	575
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	—	—
Accumulated deficit	(20,824,988)	(20,262,041)
TOTAL SHAREHOLDERS’ DEFICIT	(20,824,413)	(20,261,466)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$85,973,495	$85,004,444

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2025	2024
Operating and formation costs	$195,387	$223,183
Loss from operations	(195,387)	(223,183)
Other income:
Change in fair value of warrant liabilities	77,864	449,330
Change in fair value of convertible promissory note – related party	4,576	32,239
Interest earned on cash and marketable securities held in Trust Account	672,811	2,276,486
Other income	755,251	2,758,055
Net income	$559,864	$2,534,872

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	7,249,712	15,870,561
Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.04	$0.12
Basic and diluted weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	5,750,000	5,750,000
Basic and diluted net income per share, non-redeemable Class A and Class B ordinary shares	$0.04	$0.12

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 31, 2025	5,749,998	$575	2	$—	$—	$(20,262,041)	$(20,261,466)
Remeasurement of Class A ordinary shares subject to possible redemption amount	—	—	—	—	—	(1,122,811)	(1,122,811)
Net income	—	—	—	—	—	559,864	559,864
Balance – March 31, 2025	5,749,998	$575	2	$—	$—	$(20,824,988)	$(20,824,413)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2023	5,749,998	$575	2	$—	$—	$(18,540,527)	$(18,539,952)
Remeasurement of Class A ordinary shares subject to possible redemption amount	—	—	—	—	—	(2,726,486)	(2,726,486)
Net income	—	—	—	—	—	2,534,872	2,534,872
Balance – March 31, 2024	5,749,998	$575	2	$—	$—	$(18,732,141)	$(18,731,566)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$559,864	$2,534,872
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(672,811)	(2,276,486)
Transaction costs allocated to warrant liabilities
Change in fair value of convertible promissory note – related party	(4,576)	(32,239)
Change in fair value of warrant liabilities	(77,864)	(449,330)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,688)	42,347
Accrued expenses	41,627	622
Net cash used in operating activities	(155,448)	(180,214)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(450,000)	(450,000)
Net cash used in investing activities	(450,000)	(450,000)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	450,000	450,000
Proceeds from convertible promissory note - related party	—	250,000
Net cash provided by financing activities	450,000	700,000

Net Change in Cash	(155,448)	69,786
Cash – Beginning of period	236,700	50,932
Cash – End of period	$81,252	$120,718

Non-Cash investing and financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$1,122,811	$2,726,486

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from October 13, 2021 (inception) through March 31, 2025 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income on cash and marketable securities in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is CGC II Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”).

On May 10, 2022, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units”), which includes the issuance of 3,000,000 Units as a result of the underwriters’ full exercise of their overallotment option, at $10.00 per Unit, generating gross proceeds of $230,000,000, which is discussed in Note 3. Each Unit consists of one Class A ordinary share of the Company, $0.0001 par value per share (the “Class A Ordinary Shares”) and one-third of one redeemable warrant of the Company, each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment. The registration statement on Form S- 1 (File No. 333-261866) for the Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on May 5, 2022.

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

Following the closing of the Initial Public Offering on May 10, 2022, an amount of $236,900,000 ($10.30 per Unit) from the net proceeds of the Initial Public Offering, the sale of the Private Placement Warrants and the Sponsor Loan, was placed in the Trust Account and was to be invested only in U.S. government treasury obligations having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”), that invested only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (i) the completion of the initial Business Combination, (ii) the redemption of the public shares if the Company is unable to complete an initial Business Combination by November 10, 2024 (the “Combination Period”), and (iii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Articles”) (a) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete an initial Business Combination within the Combination Period, or (b) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

On November 6, 2023, the Company’s shareholders approved an amendment to the Company’s Articles (the “First Charter Amendment”). The First Charter Amendment extended the date by which the Company had to consummate a business combination for up to an additional twelve months, from November 10, 2023 to up to November 10, 2024, by electing to extend the date to consummate an initial business combination on a monthly basis for up to twelve times by an additional one month each time, unless the closing of the Company’s initial business combination had occurred (referred to as the “First Extension” and such applicable later date, the “First Extended Date”), without the need for any further approval of the Company’s shareholders, provided that the Sponsor (or its affiliates or permitted designees) deposited into the Trust Account for each such one-month extension (the “First Extension Payment”) the lesser of (a) an aggregate of $150,000 and (b) $0.02 per public share that remained outstanding and was not redeemed prior to any such one-month extension, in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination.

In connection with the votes to approve the First Charter Amendment, the holders of 7,129,439 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.86 per share, for an aggregate redemption amount of approximately $77.4 million, leaving approximately $172.4 million in the Trust Account following the First Charter Amendment.

In connection with the First Extension Payments, on November 6, 2023, the Company issued an unsecured promissory note to the Sponsor in the aggregate amount of $1,800,000 (the “First Extension Note”). On November 6, 2023, the Sponsor deposited a First Extension Payment in the amount of $150,000 in the Trust Account, representing the lesser of (a) an aggregate of $150,000 and (b) $0.02 per public share that remained outstanding and unredeemed prior to the First Extension, which enabled the Company to extend the period of time it had to consummate an initial business combination from November 10, 2023 to December 10, 2023. The First Extension Note bore no interest and the principal balance was payable on the date of the consummation of the Company’s initial business combination. The First Extension Note was not convertible into private placement warrants and the principal balance may have been repaid at any time.

On December 6, 2023, January 8, 2024, February 5, 2024, March 5, 2024, April 9, 2024, May 6, 2024, June 5, 2024, July 9, 2024, August 6, 2024, September 5, 2024 and October 7, 2024, the Board approved the second, third, fourth, fifth, sixth, seventh, eighth, ninth, tenth, eleventh and twelfth one - month extensions of the time period during which the Company may have consummated an initial business combination (the “Business Combination Period”). In connection with the First Extension of the Business Combination Period from November 10, 2023 through November 10, 2024, the Company drew an aggregate of $1,800,000 ($150,000 at each extension date) from the First Extension Note. The Sponsor (or its affiliates or permitted designees) deposited the First Extension Payments into the Trust Account.

The First Extension to November 10, 2024 was the last of twelve one - month extensions permitted under the Articles in effect as of such date.

On November 6, 2024, the Company’s shareholders approved an amendment to the Company’s Articles (the “Second Charter Amendment”). The Second Charter Amendment extended the date by which the Company has to consummate a business combination for up to an additional twelve months, from November 10, 2024 to up to November 10, 2025, by electing to extend the date to consummate an initial business combination on a monthly basis for up to twelve times by an additional one month each time, unless the closing of the Company’s initial business combination has occurred (referred to as the “Second Extension” and such applicable later date, the “Second Extended Date”), without the need for any further approval of the Company’s shareholders, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the trust account established in connection with the IPO (the “Trust Account”) (x) for each such one - month period (other than the first period, which shall consist of 25 days) from November 10, 2024 (exclusive) to May 5, 2025, the lesser of (i) an aggregate of $150,000 and (ii) $0.03 per public share that remains outstanding and is not redeemed

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

prior to such one - month (other than the first period, which shall consist of 25 days) extension; and (y) for each such one - month period from May 5, 2025 (exclusive) to November 5, 2025, the lesser of (i) an aggregate of $250,000 and (ii) $0.05 per public share that remains outstanding and is not redeemed prior to such one - month extension (each, a “Second Extension Payment”), unless the closing of the Company’s initial business combination has occurred, in exchange for a non - interest bearing promissory note payable upon consummation of an initial business combination.

In connection with the votes to approve the Second Extension, the holders of 8,620,849 shares of Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.55 per share, for an aggregate redemption amount of $99,613,642, leaving $83,770,196.61 in the Trust Account.

In connection with the Second Extension Payments, on November 6, 2024, the Company issued an unsecured promissory note in the aggregate amount of up to $2,400,000 (the “Second Extension Note”) to the Sponsor. The Second Extension Note bears no interest and the principal balance is payable on the date of the consummation of the Company’s initial business combination. The Second Extension Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Second Extension Note and all other sums payable with regard to the Second Extension Note becoming immediately due and payable. The principal balance may be prepaid at any time.

On December 2, 2024, December 31, 2024, January 31, 2025, February 4, 2025, April 1, 2025, the Company approved the first, second, third, fourth and fifth one-month extension of the time period during the Business Combination Period. In connection with the Second Extension, the Company drew an aggregate of $750,000 ($150,000 at each from the Second Extension Note). As provided for in the Company’s Articles, the Sponsor deposited the Second Extension Payments into the Trust Account.

On May 1, 2025, the Company approved the sixth one-month extension of the time period during the Business Combination Period. In connection with the Second Extension, the Company drew an aggregate of $250,000 from the Second Extension Note. As provided for in the Company’s Articles, the Sponsor deposited the Second Extension Payment into the Trust Account.

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

MARCH 31, 2025

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

MARCH 31, 2025

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

As of March 31, 2025, the Company had $81,252 in its operating bank account, $85,688,408 in cash and marketable securities held in the Trust Account to be used for the completion of a Business Combination and/or for the redemption of the public shares if the Company is unable to complete a Business Combination within the Combination Period (subject to applicable law) and working capital deficit of $3,682,958.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any future periods.

Segment Reporting

The Company complies with ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. The Company adopted ASU 2023-07 on January 1, 2024. The amendments will be applied retrospectively to all prior periods presented in the accompanying financial statements (see Note 10).

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $81,252 and $236,700 as of March 31, 2025 and December 31, 2024, respectively. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024.

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

MARCH 31, 2025

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

Class A Ordinary Shares Subject to Possible Redemption

The Class A Ordinary Shares contain a redemption feature which allows for the redemption of such shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies its Class A Ordinary Shares outside of permanent equity as their redemption provisions are not solely within the control of the Company. The Class A Ordinary Shares were issued with other freestanding instruments (i.e., the public warrants) and as such, the initial carrying value of the Class A Ordinary Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The Class A Ordinary Shares are subject to FASB ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to FASB ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. Accordingly, as of March 31, 2025 and December 31, 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ deficit in the Company’s unaudited condensed balance sheets.

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

As of March 31, 2025 and December 31, 2024, the Class A Ordinary Shares reflected in the unaudited condensed balance sheets are reconciled in the following table:

Class A Ordinary Shares subject to possible redemption, December 31, 2023	$174,252,198
Less:
Redemption	(99,613,642)
Plus:
Remeasurement of carrying value to redemption value	9,927,041
Class A Ordinary Shares subject to possible redemption, December 31, 2024	$84,565,597
Plus:
Remeasurement of carrying value to redemption value	1,122,811
Class A Ordinary Shares subject to possible redemption, March 31, 2025	$85,688,408

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Since its inception, the Company is subject to income tax examinations by major taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,566,666 Class A Ordinary Shares in the aggregate. As of March 31, 2025 and December 31, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2025		2024
		Non-		Non-
		redeemable		redeemable
	Redeemable	Class A and	Redeemable	Class A and
	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$312,226	$247,638	$1,860,721	$674,151
Denominator:
Basic weighted average shares outstanding	7,249,712	5,750,000	15,870,561	5,750,000
Basic net income per ordinary share	$0.04	$0.04	$0.12	$0.12

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

MARCH 31, 2025

(UNAUDITED)

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

connection with a shareholder vote or tender offer to approve or in connection with a proposed initial Business Combination. Upon completion of the Class B Conversion (as defined below), the founder shares consist of 5,749,998 Class A Ordinary Shares and two Class B ordinary shares.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor pursuant to which, commencing on May 5, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For each of the three months ended March 31, 2025 and 2024, the Company incurred $30,000 for these services, of which $30,000 is included in accrued expenses in the accompanying balance sheet for each period.

Promissory Note — Related Party

On December 31, 2021, the Sponsor agreed to loan the Company up to $250,000 under a promissory note to be used for a portion of the expenses of the Initial Public Offering. This loan was non-interest bearing, unsecured and was due at the earlier of June 30, 2022 or the closing of the Initial Public Offering. As of March 31, 2025 and December 31, 2024, there were no amounts outstanding under such loan. The outstanding amount of $216,405 on the closing date of the Initial Public Offering was repaid in full at the closing of the Initial Public Offering.

On November 6, 2023, in connection with the First Extension Payments, the Company issued the First Extension Note. On November 6, 2023, the Sponsor deposited a First Extension Payment in the amount of $150,000 in the Trust Account, representing the lesser of (a) an aggregate of $150,000 and (b) $0.02 per public share that remained outstanding and unredeemed prior to the First Extension, which enabled the Company to extend the Business Combination Period from November 10, 2023 to December 10, 2023.

On December 6, 2023, January 8, 2024, February 5, 2024, March 5, 2024, April 9, 2024, May 6, 2024, June 5, 2024, July 9, 2024, August 6, 2024, September 5, 2024 and October 7, 2024, the Board approved the second, third, fourth, fifth, sixth, seventh, eighth, ninth, tenth, eleventh and twelfth one-month extensions of the Business Combination Period. In connection with the First Extension of the Business Combination Period from November 10, 2023 through November 10, 2024, the Company drew an aggregate of $1,800,000 ($150,000 at each extension date) from the First Extension Note. The Sponsor (or its affiliates or permitted designees) deposited the First Extension Payments into the Trust Account.

The First Extension to November 10, 2024 was the last of twelve one-month extensions permitted under the Articles in effect as of such date.

On November 6, 2024, the Company’s shareholders approved the Second Charter Amendment. The Second Charter Amendment extended the date by which the Company has to consummate a business combination for up to an additional twelve months, from November 10, 2024 to up to November 10, 2025, by electing to extend the date to consummate an initial business combination on a monthly basis for up to twelve times by an additional one month each time, unless the closing of the Company’s initial business combination has occurred, without the need for any further approval of the Company’s shareholders, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account (x) for each such one-month period (other than the first period, which shall consist of 25 days) from November 10, 2024 (exclusive) to May 5, 2025, the lesser of (i) an aggregate of $150,000 and (ii) $0.03 per public share that remains outstanding and is not redeemed prior to such one-month (other than the first period, which shall consist of 25 days) extension; and (y) for each such one-month period from May 5, 2025 (exclusive) to November 5, 2025, the lesser of (i) an aggregate of $250,000 and (ii) $0.05 per public share that remains outstanding and is not redeemed prior to such one-month extension, unless the closing of the Company’s initial business combination has occurred, in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination.

In connection with the votes to approve the Second Extension, the holders of 8,620,849 shares of Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.55 per share, for an aggregate redemption amount of $99,613,642, leaving $83,770,196.61 in the Trust Account.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

In connection with the Second Extension Payments, on November 6, 2024, the Company issued the Second Extension Note to the Sponsor in the aggregate amount of $2,400,000. In each of November 2024, December 2024, January 2025, February 2025 and April 2025, the Sponsor deposited payments in the amount of $150,000 in the Trust Account, which enabled the Company to extend the Business Combination Period from November 10, 2024 to December 5, 2024, from December 5, 2024 to January 5, 2025, from January 5, 2025 to February 5, 2025, from February 5, 2025 to March 5, 2025, from March 5, 2025 to April 5, 2025 and from April 5, 2025 to May 5, 2025. In May 2025, the Sponsor deposited a payment in the amount of $250,000 in the Trust Account, which enabled the Company to extend the Business Combination Period from May 5, 2025 to June 5, 2025.

Convertible Promissory Note (Sponsor Loan) – Related Party

Simultaneously with the consummation of the Initial Public Offering, the Sponsor loaned the Company the Sponsor Loan, for an aggregate of $4,600,000. The proceeds of the Sponsor Loan were added to the Trust Account on the closing date of the Initial Public Offering and will be used to fund the redemption of Class A Ordinary Shares. The Sponsor Loan shall be repaid at the time of an initial Business Combination or converted into Sponsor Loan Warrants at a conversion price of $1.00 per Sponsor Loan Warrant, at the Sponsor’s discretion. The Sponsor Loan Warrants will be identical to the Private Placement Warrants. The Sponsor Loan Warrant was extended in order to ensure that the amount in the Trust Account is $10.30 per public share. If the Company does not complete an initial Business Combination, the Company will not repay the Sponsor Loan from amounts held in the Trust Account, and the proceeds held in the Trust Account will be distributed to the Company’s public shareholders. The Sponsor Loan was valued using the fair value method using the monte - carlo method (see Note 9). As of March 31, 2025 and December 31, 2024, the Sponsor Loan was valued at a fair value of $3,374,712 and $3,378,163, respectively.

Convertible Promissory Note – Related Party

On October 12, 2023, January 19, 2024, July 12, 2024, November 6, 2024 and December 16, 2024, the Company issued an unsecured promissory note in the principal amount of $500,000 (the “Note”), $250,000 (the “2024 Note”), $250,000 (the “July 2024 Note”), $250,000 (the “November 2024 Note”) and $250,000 (the “December 2024 Note “ and collectively “Sponsor Notes”) respectively, to Sponsor. The notes do not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the note into that number of warrants equal to the portion of the principal amount of the note being converted divided by $1.00, rounded up to the nearest whole number.

As of March 31, 2025 and December 31, 2024, the aggregate fair value of the Sponsor Notes was $1,100,450 and $1,101,575, respectively.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, it would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the funds held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants will be identical to the Private Placement Warrants, including, as to exercise price, exercisability and exercise period. As of March 31, 2025 and December 31, 2024, the Company had no borrowings under any Working Capital Loans.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Service Provider Agreements

The Company has engaged a legal advisor to provide services related to the consummation of an initial Business Combination. In connection with this agreement, the Company may be required to pay the legal advisor’s fees in connection with its services contingent upon a successful initial Business Combination. If a Business Combination does not occur, the Company would not be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination. For the years ended March 31, 2025 and December 31, 2024, the Company recorded expenses of approximately $1.3 million of such fees.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 200,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. On September 22, 2023, in accordance with the provisions of the Articles, the Sponsor and DirectorCo exercised their rights to convert an aggregate of 5,749,998 shares of the Company’s Class B ordinary shares into an equal number of the Company’s Class A ordinary shares, on a one-for-one basis (the “Class B Conversion”). As of March 31, 2025 and December 31, 2024, there were 12,999,712 Class A Ordinary Shares issued and outstanding, of which 7,249,712 were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit on the balance sheets, respectively.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Class B Ordinary Shares— The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were two Class B ordinary shares issued and outstanding.

Prior to a Business Combination, only holders of Class B ordinary shares will have the right to vote on the appointment of directors and may, by ordinary resolution, remove a member of the Company’s board of directors for any reason. Holders of Class A Ordinary Shares and holders of Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of the shareholders except as required by law. Unless specified in the Company’s Articles, or as required by applicable provisions of the Companies Act (As Revised) of the Cayman Islands, as the same may be amended from time to time, or applicable stock exchange rules, the affirmative vote of at least a majority of the votes cast by the holders of the issued ordinary shares present in person or represented by proxy at a general meeting of the company and entitled to vote is required to approve any such matter voted on by its shareholders.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2025	2024
Assets:
Cash and marketable securities held in Trust Account	1	$85,688,408	$84,565,597
Liabilities:
Warrant liability – Public warrants	1	$539,733	$575,767
Warrant liability – Private Placement Warrants	3	$626,560	$668,390
Convertible Promissory Notes	3	$4,475,162	$4,479,738

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

As of March 31, 2025 and December 31, 2024, the private placement warrants and convertible promissory note were valued using a monte- carlo model, which is considered to be a Level 3 fair value measurement. The primary unobservable input used in the monte- carlo model to determine fair value is the expected volatility of the Class A Ordinary Shares, along with the estimated probability of completing a business combination, which the Company has determined to be 75% as of March 31, 2025, and December 31, 2024. The expected volatility as of the closing date of the Initial Public Offering date was derived from observable pricing of public warrants on comparable ‘blank-check’ companies without an identified target.

The following table provides quantitative information regarding the warrant liability Level 3 fair value measurements:

	March 31, 2025	December 31, 2024
Trading stock price	$11.86	$11.66
Public warrants price	$0.070	$0.075
Weighted term (in years)	1.26	1.17
Volatility	de minimis	de minimis
Risk-free rate	3.99%	4.18%

The following table provides quantitative information regarding the warrant liability Level 3 fair value measurements:

	Public	Private	Total
	Warrant	Warrant	Warrant
	Liabilities	Liabilities	Liabilities
Fair value as of October 13, 2021 (inception)	$—	$—	$—
Initial measurement on May 10, 2022	2,560,668	2,972,600	5,533,268
Change in fair value	189,807	(870,137)	(680,330)
Transfer to Level 1	(2,750,475)	—	(2,750,475)
Fair value as of December 31, 2022	$—	$2,102,463	$2,102,463
Change in fair value	—	(936,807)	(936,807)
Fair value as of December 31, 2023	$—	$1,165,656	$1,165,656
Change in fair value	—	(497,266)	(497,266)
Fair value as of December 31, 2024	$—	$668,390	$668,390
Change in fair value	—	(41,830)	(41,830)
Fair value as of March 31, 2025	$—	$626,560	$626,560

The following table provides quantitative information regarding the convertible promissory note Level 3 fair value measurements:

	March 31, 2025	December 31, 2024
Trading stock price	$11.86	$11.66
Exercise price	$11.50	$11.50
Expected term (in years)	1.26	0.51
Expected term of warrant conversion (in years)	5.53	5.51
Volatility	de minimis	de minimis
Risk-free rate	3.96 - 4.22%	4.24%

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

The following table provides quantitative information regarding the convertible promissory note Level 3 fair value measurements:

Fair value as of December 31, 2023	$3,676,685
Initial measurement on January 19, 2024	250,000
Initial measurement on July 12, 2024	250,000
Initial measurement on November 6, 2024	250,000
Initial measurement on December 16, 2024	250,000
Change in fair value	(196,947)
Fair value as of December 31, 2024	$4,479,738
Change in fair value	(4,576)
Fair value as of March 31, 2024	$4,475,162

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy regarding the convertible promissory note for the period from October 13, 2021 (inception) through March 31, 2025.

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

	March 31,	December 31,
	2025	2024
Cash and marketable securities held in Trust Account	$85,688,408	$84,565,597
Cash	$81,252	$236,700

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2025	March 31, 2024
Operating and formation costs	$195,387	$223,183
Interest earned on cash and marketable securities held in Trust Account	$672,811	$2,276,486

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

On April 1, 2025, the Company’s Board approved the fifth one-month extension of the Business Combination Period. In connection with this extension of the Business Combination Period to May 5, 2025, the Company drew an aggregate of $150,000 from the Second Extension Note. On May 1, 2025, the Company’s Board approved the sixth one-month extension of the Business Combination Period. In connection with this extension of the Business Combination Period to June 5, 2025, the Company drew an aggregate of $250,000 from the Second Extension Note.

As provided for in the Company’s Articles, the Sponsor deposited the Second Extension Payments into the Trust Account. The Second Extensions were the fifth and sixth of twelve one-month extensions permitted under the Articles.

On May 6, 2025, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that Nasdaq had determined that (i) the Company’s securities would be delisted from Nasdaq, (ii) trading of the Company’s Class A ordinary shares, warrants, and units would be suspended at the opening of business on May 13, 2025 and (iii) a Form 25-NSE would be filed with the SEC, which would remove the Company’s securities from listing and registration on Nasdaq, as a result of the Company’s failure to complete its initial business combination, within 36 months of the effectiveness of its initial public offering registration statement, or May 5, 2025. The Company did not appeal Nasdaq’s determination to delist the Company’s securities. The Company expects its securities to be quoted on the over-the-counter market following delisting from Nasdaq.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of an initial Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”), on March 31, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Delisting Notice

On May 6, 2025, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that Nasdaq had determined that (i) our securities would be delisted from Nasdaq, (ii) trading of our Class A ordinary shares, warrants, and units would be suspended at the opening of business on May 13, 2025 and (iii) a Form 25-NSE will be filed with the SEC, which would remove our securities from listing and registration on Nasdaq, as a result of our failure to complete our initial business combination, within 36 months of the effectiveness of our initial public offering registration statement, or May 5, 2025. We did not appeal Nasdaq’s determination to delist our securities. We expect our securities to be quoted on the over-the-counter market following delisting from Nasdaq.

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

In connection with the Second Charter Amendment Extension Payments, on November 6, 2024, the Company issued an unsecured promissory note to the sponsor in the aggregate amount of $2,400,000 (the “Second Extension Note”). In each of November 2024, December 2024, January 2025, February 2025 and April 2025, the Sponsor deposited payments in the amount of $150,000 in the Trust Account, which enabled the Company to extend the period of time to consummate its initial business combination from November 10, 2024 to December 5, 2024, from December 5, 2024 to January 5, 2025, from January 5, 2025 to February 5, 2025, from February 5, 2025 to March 5, 2025, from March 5, 2025 to April 5, 2025 and from April 5, 2025 to May 5, 2025. In May 2025, the Sponsor deposited a payment in the amount of $250,000 in the Trust Account, which enabled the Company to extend the period of time to consummate its initial business combination from May 5, 2025 to June 5, 2025.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2025 were organizational activities and those necessary to prepare for our initial public offering, and since our initial public offering, our activity has been limited to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial business combination.

For the three months ended March 31, 2025, we had net income of $559,864 which consists of interest earned on cash and marketable securities held in the trust account of $672,811, change in the fair value of warrant liabilities of $77,864, change in the fair value of the convertible promissory note – related party of $4,576, offset by operating costs of $195,387.

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

For the three months ended March 31, 2025, cash used in operating activities was $155,448. Net income of $559,864 was affected by interest earned on cash and marketable securities held in the trust account of $672,811, change in the fair value of warrant liabilities of

$77,864, a change in the fair value of the convertible promissory note – related party of $4,576. Changes in operating assets and liabilities was affected by $39,939 of cash provided for operating activities.

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

As of March 31, 2025, we had cash and marketable securities held in the trust account of $85,688,408 (including approximately $23,288,612 of interest income consisting of U.S. treasury bills with a maturity of 185 days or less). We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less any taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had cash held outside of the trust account of $81,252 available for working capital needs. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay for directors and officers liability insurance premiums.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “working capital loans”). If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the funds held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of the working capital loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants will be identical to the private placement warrants, including, as to exercise price, exercisability and exercise period. As of March 31, 2025 and December 31, 2024, we had no borrowings under any working capital loans.

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

In connection with the First Charter Amendment Extension Payments described above, on November 6, 2023, we issued an unsecured promissory note in the principal amount of up to $1,800,000, dated November 6, 2023, by the Company in favor of the sponsor (the “First Extension Note”). The First Extension Note bears no interest and the principal balance is payable on the date of the consummation of our initial business combination. The First Extension Note is not convertible into private placement warrants and the principal balance may be prepaid at any time. From November 2023 through October 2024, the Board approved twelve monthly extensions of the Business Combination Period. In connection with the extensions from November 10, 2023 through November 10, 2024, the Company drew an aggregate of $1,800,000 ($150,000 at each extension date) from the First Extension Note which was deposited into the trust account.

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

In each of November 2024, December 2024, January 2025, February 2025 and April 2025, the Sponsor deposited payments in the amount of $150,000 in the Trust Account, which enabled the Company to extend the period of time to consummate its initial business combination from November 10, 2024 to December 5, 2024, from December 5, 2024 to January 5, 2025, from January 5, 2025 to February 5, 2025, from February 5, 2025 to March 5, 2025, from March 5, 2025 to April 5, 2025 and from April 5, 2025 to May 5, 2025. In May 2025, the Sponsor deposited a payment in the amount of $250,000 in the Trust Account, which enabled the Company to extend the period of time to consummate its initial business combination from May 5, 2025 to June 5, 2025.

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

As of March 31, 2025, we had $81,252 in our operating bank accounts, $85,688,408 in cash and marketable securities held in the trust account to be used for the completion of a business combination and/or for the redemption of the public shares if we are unable to complete a business combination by the applicable Extended Date (subject to applicable law), and working capital deficit of $3,682,958.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025.

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

Warrant Liabilities

We account for the warrants issued in connection with the initial public offering, which are discussed in Note 3, Note 4 and Note 9 to the financial statements included in the 2024 Annual Report, in accordance with FASB ASC Topic 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity.” Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations.

Convertible Promissory Notes – Related Party

We account for the Sponsor Loan issued pursuant to convertible promissory note at no interest and a convertible promissory note issued on October 12, 2023 to Sponsor under ASC Topic 815-15-25, “Derivates and Heading — Recognition” (“ASC 815-15-25”). Under ASC 815- 15-25, at the inception of the convertible promissory note, the Company elected to account for such financial instrument under the fair value option. Under the fair value option, convertible promissory notes are required to be recorded at their fair value on the date of issuance, each drawdown date, and at each balance sheet date thereafter. Differences between the face value of the note and the fair value of the note at each drawdown date are recognized as either an expense in the statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the statements of operations. The fair value of the conversion option embedded in the convertible promissory notes was valued utilizing the monte-carlo model. See Note 9 to the financial statements included in the 2024 Annual Report.

Ordinary Shares Subject to Possible Redemption

In accordance with FASB ASC 480-10-S99, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480-10-S99. All of the 15,870,561 Class A ordinary shares contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with an initial Business Combination and in connection with certain amendments to our amended and restated memorandum and articles of association. Accordingly, at December 31, 2024, all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of shareholders’ deficit on the balance sheets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our 2024 Annual Report and below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our 2024 Annual Report and below, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Nasdaq delisted our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On May 6, 2025, we received written notice from the Listing Qualifications Department of Nasdaq indicating that our Class A ordinary shares, warrants and units would be subject to suspension and delisting from Nasdaq at the opening of business on May 13, 2025 due to our non-compliance with Nasdaq Listing Rule IM-5101-2, which requires us to complete a business combination within 36 months of the effectiveness of our initial public offering registration statement. We did not appeal Nasdaq’s determination to delist our securities and accordingly, our securities will be suspended from trading on Nasdaq at the opening of business on May 13, 2025. We expect our securities to be quoted on the over-the-counter market following delisting from Nasdaq. As a result, we could face significant material adverse consequences, including:

●a limited availability of market quotations for our securities;
●reduced liquidity for our securities;
●a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●a limited amount of news and analyst coverage; and
●a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If our units, Class A ordinary shares and warrants were listed on Nasdaq, our units, Class A ordinary shares and warrants would qualify as covered securities under the statute. However, as our securities are no longer listed on Nasdaq, our securities do not qualify as covered securities under the statute and we are subject to regulation in each state in which we offer our securities. Certain state securities regulators view blank check companies unfavorably and might use their powers, or threaten to use their powers, to hinder the sale of securities of blank check companies in their states.

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

A total of $236,900,000 of the net proceeds from the initial public offering, the sale of the private placement warrants and the sponsor loan was deposited in a trust account established for the benefit of our public shareholders, with Continental Stock Transfer & Trust

Company acting as trustee. Following redemptions in connection with the Charter Amendments, as of November 7, 2024, there was a total of $83,770,196.61 remaining in the trust account. As of March 31, 2025, there was a total of 85,688,408 in the trust account. For a description of the use of the proceeds generated in the initial public offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

3.1

Amended and Restated Memorandum and Articles of Association of the Company, dated May 5, 2022 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2022 and incorporated by reference herein).

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

CARTESIAN GROWTH CORPORATION II

Date: May 15, 2025	By:	/s/ Peter Yu
	Name:	Peter Yu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Beth Michelson
	Name:	Beth Michelson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)