Form 10-Q
period 2025-09-30
Cartesian Growth Corp II
filed 2025-11-14
CIK 1889112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 13, 2025, there were 8,826,092 Class A ordinary shares, par value $0.0001 per share, and two Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CARTESIAN GROWTH CORPORATION II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED BALANCE SHEETS

	September 30,
	2025	December 31,
	(Unaudited)	2024
ASSETS
Current assets
Cash	$44,123	$236,700
Prepaid expenses	70,387	202,147
Total Current assets	114,510	438,847

Cash and marketable securities held in Trust Account	88,478,622	84,565,597
TOTAL ASSETS	$88,593,132	$85,004,444

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,462,941	$1,376,418
Promissory note	3,950,000	2,100,000
Total Current liabilities	5,412,941	3,476,418

Warrant liabilities	1,988,000	1,244,157
Convertible promissory note – related party, at fair value	4,642,267	4,479,738
Deferred underwriting fee	11,500,000	11,500,000
TOTAL LIABILITIES	23,543,208	20,700,313

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption; 7,249,712 shares at redemption value of approximately $12.20 and $11.66 per share as of September 30, 2025 and December 31, 2024	88,478,622	84,565,597

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,749,998 issued and outstanding (excluding 7,249,712 subject to possible redemption) as of September 30, 2025 and December 31, 2024	575	575
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	—	—
Accumulated deficit	(23,429,273)	(20,262,041)
TOTAL SHAREHOLDERS’ DEFICIT	(23,428,698)	(20,261,466)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$88,593,132	$85,004,444

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating and formation costs	$203,228	$217,022	$660,860	$638,503
Loss from operations	(203,228)	(217,022)	(660,860)	(638,503)
Other income:
Change in fair value of warrant liabilities	(165,667)	679,233	(743,843)	1,168,323
Change in fair value of convertible promissory note – related party	5,857	106,975	87,471	97,479
Interest earned on cash and marketable securities held in Trust Account	701,198	2,340,228	2,063,025	6,924,394
Other income, net	541,388	3,126,436	1,406,653	8,190,196
Net income	$338,160	$2,909,414	$745,793	$7,551,693

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	7,249,712	15,870,561	7,249,712	15,870,561
Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.03	$0.13	$0.06	$0.35
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income per share, non-redeemable Class A and Class B ordinary shares	$0.03	$0.13	$0.06	$0.35

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 31, 2025	5,749,998	$575	2	$—	$—	$(20,262,041)	$(20,261,466)
Remeasurement of Class A ordinary shares subject to possible redemption value	—	—	—	—	—	(1,122,811)	(1,122,811)
Net income	—	—	—	—	—	559,864	559,864
Balance — March 31, 2025	5,749,998	$575	2	$—	$—	$(20,824,988)	$(20,824,413)
Remeasurement of Class A ordinary shares subject to possible redemption value	—	—	—	—	—	(1,339,016)	(1,339,016)
Net loss	—	—	—	—	—	(152,231)	(152,231)
Balance — June 30, 2025	5,749,998	$575	2	$—	$—	$(22,316,235)	$(22,315,660)
Remeasurement of Class A ordinary shares subject to possible redemption value	—	—	—	—	—	(1,451,198)	(1,451,198)
Net income	—	—	—	—	—	338,160	338,160
Balance — September 30, 2025	5,749,998	$575	2	$—	$—	$(23,429,273)	$(23,428,698)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2024	5,749,998	$575	2	$—	$—	$(18,540,527)	$(18,539,952)
Remeasurement of Class A ordinary shares subject to possible redemption value	—	—	—	—	—	(2,726,486)	(2,726,486)
Net income	—	—	—	—	—	2,534,872	2,534,872
Balance — March 31, 2024	5,749,998	575	2	—	—	(18,732,141)	(18,731,566)
Remeasurement of Class A ordinary shares subject to possible redemption value	—	—	—	—	—	(2,757,680)	(2,757,680)
Net income	—	—	—	—	—	2,107,407	2,107,407
Balance — June 30, 2024	5,749,998	$575	2	$—	$—	$(19,382,414)	$(19,381,839)
Remeasurement of Class A ordinary shares subject to possible redemption value	—	—	—	—	—	(2,790,228)	(2,790,228)
Net income	—	—	—	—	—	2,909,414	2,909,414
Balance – September 30, 2024	5,749,998	$575	2	$—	$—	$(19,263,228)	$(19,262,653)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$745,793	$7,551,693
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(2,063,025)	(6,924,394)
Change in fair value of convertible promissory note – related party	(87,471)	(97,479)
Change in fair value of warrant liabilities	743,843	(1,168,323)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	131,760	227,542
Accrued expenses	86,523	59,793
Net cash used in operating activities	(442,577)	(351,168)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(1,850,000)	(1,350,000)
Net cash used in investing activities	(1,850,000)	(1,350,000)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	1,850,000	1,350,000
Proceeds from convertible promissory note - related party	250,000	500,000
Net cash provided by financing activities	2,100,000	1,850,000

Net Change in Cash	(192,577)	148,832
Cash – Beginning of period	236,700	50,932
Cash – End of period	$44,123	$199,764

Non-Cash investing and financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$3,913,025	$8,274,394

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from October 13, 2021 (inception) through September 30, 2025 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income on cash and marketable securities in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

On December 2, 2024, December 31, 2024, January 31, 2025, February 28, 2025 and April 1, 2025 the Company approved the second, third, fourth, fifth and sixth one-month extension of the time period during the Business Combination Period. In connection with the Second Extension, the Company drew an aggregate of $900,000 from the Second Extension Note ($150,000 at each extension period). As provided for in the Company’s Articles, the Sponsor deposited these Second Extension Payments into the Trust Account.

On May 1, 2025, May 30, 2025, June 30, 2025, August 1, 2025, September 2, 2025 and October 1, 2025, the Company approved the seventh, eighth, ninth, tenth, eleventh and twelfth one-month extension of the time period during the Business Combination Period. In connection with the Second Extension, the Company drew an aggregate of $1,500,000 ($250,000 at each from the Second Extension Note). As provided for in the Company’s Articles, the Sponsor deposited the Second Extension Payments into the Trust Account.

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

On July 15, 2025, Nasdaq filed a Form 25 - NSE to delist the Company’s securities from trading on Nasdaq, following which the Company’s securities have been quoted on the over - the - counter market.

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

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

On July 4, 2025, the U.S. government enacted tax reform, commonly referred to as the One Big Beautiful Bill Act (“OBBB”). OBBB amends U.S. tax law, including provisions related to bonus depreciation, interest expense limitation, research and development, global intangible low-taxed income, foreign derived intangible income and base erosion and anti-abuse tax. The Company is still evaluating the impact of the OBBB, however, does not currently believe it will have a material impact on its effective tax rate in the current year.

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

As of September 30, 2025, the Company had $44,123 in its operating bank account, $88,478,622 in cash and marketable securities held in the Trust Account to be used for the completion of a Business Combination and/or for the redemption of the public shares if the Company is unable to complete a Business Combination within the Combination Period (subject to applicable law) and working capital deficit of $5,298,431.

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $44,123 and $236,700 as of September 30, 2025 and December 31, 2024, respectively. The Company did not have any cash equivalents as of September 30, 2025 and December 31, 2024.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

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

Class A Ordinary Shares Subject to Possible Redemption

The Class A Ordinary Shares contain a redemption feature which allows for the redemption of such shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies its Class A Ordinary Shares outside of permanent equity as their redemption provisions are not solely within the control of the Company. The Class A Ordinary Shares were issued with other freestanding instruments (i.e., the public warrants) and as such, the initial carrying value of the Class A Ordinary Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The Class A Ordinary Shares are subject to FASB ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to FASB ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. Accordingly, as of September 30, 2025 and December 31, 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ deficit in the Company’s unaudited condensed balance sheets.

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

As of September 30, 2025 and December 31, 2024, the Class A Ordinary Shares reflected in the unaudited condensed balance sheets are reconciled in the following table:

Class A Ordinary Shares subject to possible redemption, December 31, 2023	$174,252,198
Less:
Redemption	(99,613,642)
Plus:
Remeasurement of carrying value to redemption value	9,927,041
Class A Ordinary Shares subject to possible redemption, December 31, 2024	$84,565,597
Plus:
Remeasurement of carrying value to redemption value	1,122,811
Class A Ordinary Shares subject to possible redemption, March 31, 2025	$85,688,408
Plus:
Remeasurement of carrying value to redemption value	1,339,016
Class A Ordinary Shares subject to possible redemption, June 30, 2025	$87,027,424
Plus:
Remeasurement of carrying value to redemption value	1,451,198
Class A Ordinary Shares subject to possible redemption, September 30, 2025	$88,478,622

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Since its inception, the Company is subject to income tax examinations by major taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,566,666 Class A Ordinary Shares in the aggregate. As of September 30, 2025 and December

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

31, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30,
	2025		2024
		Non-		Non-
		redeemable		redeemable
	Redeemable	Class A and	Redeemable	Class A and
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$188,586	$149,574	$2,135,654	$773,760
Denominator:
Basic and diluted weighted average shares outstanding	7,249,712	5,750,000	15,870,561	5,750,000
Basic and diluted net income per ordinary share	$0.03	$0.03	$0.13	$0.13

	For the Nine Months Ended September 30,
	2025		2024
		Non-		Non-
		redeemable		redeemable
	Redeemable	Class A and	Redeemable	Class A and
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$415,916	$329,877	$5,543,316	$2,008,377
Denominator:
Basic and diluted weighted average shares outstanding	7,249,712	5,750,000	15,870,561	5,750,000
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.35	$0.35

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

SEPTEMBER 30, 2025

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

Convertible Promissory Notes – Related Party

The Company accounts for the convertible promissory note at no interest issued on October 12, 2023, January 19, 2024, July 12, 2024, November 6, 2024, December 16, 2024 and May 27, 2025 to Sponsor under ASC Topic 815-15-25, “Derivates and Heading — Recognition” (“ASC 815-15-25”). Under ASC 815-15-25, at the inception of the convertible promissory note, the Company elected to account for such financial instrument under the fair value option. Under the fair value option, convertible promissory notes are required to be recorded at their fair value on the date of issuance, each drawdown date, and at each balance sheet date thereafter. Differences between the face value of the note and the fair value of the note at each drawdown date are recognized as either an expense in the unaudited condensed statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the unaudited condensed statements of operations. The fair value of the option to convert into Sponsor Loan Warrants was valued utilizing the Monte Carlo model (see Note 9).

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

Administrative Services Agreement

The Company entered into an agreement with the Sponsor pursuant to which, commencing on May 5, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the three and nine months ended September 30, 2025, the Company incurred $30,000 and $90,000 for these services, of which $40,000 is included in accrued expenses in the accompanying balance sheets. For the three and nine months ended September 30, 2024, the Company incurred $30,000 and $90,000 for these services.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Promissory Note — Related Party

On December 31, 2021, the Sponsor agreed to loan the Company up to $250,000 under a promissory note to be used for a portion of the expenses of the Initial Public Offering. This loan was non-interest bearing, unsecured and was due at the earlier of June 30, 2022 or the closing of the Initial Public Offering. As of September 30, 2025 and December 31, 2024, there were no amounts outstanding under such loan. The outstanding amount of $216,405 on the closing date of the Initial Public Offering was repaid in full at the closing of the Initial Public Offering.

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

In connection with the Second Extension Payments, on November 6, 2024, the Company issued the Second Extension Note to the Sponsor in the aggregate amount of $2,400,000. In each of November 2024, December 2024, January 2025, February 2025, March 2025 and April 2025, the Sponsor deposited payments in the amount of $150,000 in the Trust Account, which enabled the Company to extend the Business Combination Period from November 10, 2024 to December 5, 2024, from December 5, 2024 to January 5, 2025, from January 5, 2025 to February 5, 2025, from February 5, 2025 to March 5, 2025, from March 5, 2025 to April 5, 2025 and from April 5, 2025 to May 5, 2025. In May 2025, June 2025, July 2025, August 2025 and September 2025, the Sponsor deposited a payment in the aggregate amount of $1,250,000 in the Trust Account, which enabled the Company to extend the Business Combination Period from May 5, 2025 to June 5, 2025, from June 5, 2025 to July 5, 2025, from July 5, 2025 to August 5, 2025, August 5, 2025 to September 5, 2025 and from September 5, 2025 to October 5, 2025.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

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

Convertible Promissory Note (Sponsor Loan) – Related Party

Simultaneously with the consummation of the Initial Public Offering, the Sponsor loaned the Company the Sponsor Loan, for an aggregate of $4,600,000. The proceeds of the Sponsor Loan were added to the Trust Account on the closing date of the Initial Public Offering and will be used to fund the redemption of Class A Ordinary Shares. The Sponsor Loan shall be repaid at the time of an initial Business Combination or converted into Sponsor Loan Warrants at a conversion price of $1.00 per Sponsor Loan Warrant, at the Sponsor’s discretion. The Sponsor Loan Warrants will be identical to the Private Placement Warrants. The Sponsor Loan Warrant was extended in order to ensure that the amount in the Trust Account is $10.30 per public share. If the Company does not complete an initial Business Combination, the Company will not repay the Sponsor Loan from amounts held in the Trust Account, and the proceeds held in the Trust Account will be distributed to the Company’s public shareholders. The Sponsor Loan was valued using the fair value method using the monte - carlo method (see Note 9). As of September 30, 2025 and December 31, 2024, the Sponsor Loan was valued at a fair value of $3,362,902 and $3,378,163, respectively.

Convertible Promissory Note – Related Party

On October 12, 2023, January 19, 2024, July 12, 2024, November 6, 2024, December 16, 2024 and May 27, 2025, the Company issued an unsecured promissory note in the principal amount of $500,000 (the “Note”), $250,000 (the “2024 Note”), $250,000 (the “July 2024 Note”), $250,000 (the “November 2024 Note”), $250,000 (the “December 2024 Note”) and $250,000 (the “May 2025 Note “and collectively “Sponsor Notes”) respectively, to Sponsor. The notes do not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the note into that number of warrants equal to the portion of the principal amount of the note being converted divided by $1.00, rounded up to the nearest whole number.

As of September 30, 2025 and December 31, 2024, the aggregate fair value of the Sponsor Notes was $1,279,365 and $1,101,575, respectively.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, it would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the funds held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants will be identical to the Private Placement Warrants, including, as to exercise price,

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

exercisability and exercise period. As of September 30, 2025 and December 31, 2024, the Company had no borrowings under any Working Capital Loans.

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

Service Provider Agreements

The Company has engaged a legal advisor to provide services related to the consummation of an initial Business Combination. In connection with this agreement, the Company may be required to pay the legal advisor’s fees in connection with its services contingent upon a successful initial Business Combination. If a Business Combination does not occur, the Company would not be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination. For the period ended September 30, 2025 and December 31, 2024, the Company recorded accrued expenses of approximately $1.4 million and $1.3 million, respectively, of such fees.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 200,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. On September 22, 2023, in accordance with the provisions of the Articles, the Sponsor and DirectorCo exercised their rights to convert an aggregate of 5,749,998 shares of the Company’s Class B ordinary shares into an equal number of the Company’s Class A ordinary shares, on a one-for-one basis (the “Class B Conversion”). As of September 30, 2025 and December 31, 2024, there were 12,999,710 Class A Ordinary Shares issued and outstanding, of which 7,249,712 were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit on the balance sheets, respectively.

Class B Ordinary Shares— The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were two Class B ordinary shares issued and outstanding.

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

SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2025	2024
Assets:
Cash and marketable securities held in Trust Account	1	$88,478,622	$84,565,597
Liabilities:
Warrant liability – Public warrants	2	$920,000	$575,767
Warrant liability – Private Placement Warrants	3	$1,068,000	$668,390
Convertible Promissory Notes	3	$4,642,267	$4,479,738

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

As of September 30, 2025 and December 31, 2024, the private placement warrants and convertible promissory note were valued using a monte- carlo model, which is considered to be a Level 3 fair value measurement. The primary unobservable input used in the monte- carlo model to determine fair value is the expected volatility of the Class A Ordinary Shares, along with the estimated probability of completing a business combination, which the Company has determined to be 75% as of September 30, 2025, and December 31, 2024. The expected volatility as of the closing date of the Initial Public Offering date was derived from observable pricing of public warrants on comparable ‘blank-check’ companies without an identified target.

The following table provides quantitative information regarding the warrant liability Level 3 fair value measurements:

	September 30, 2025	December 31, 2024
Trading stock price	$12.11	$11.66
Public warrants price	$0.12	$0.08
Weighted term (in years)	1.55	1.17
Volatility	de minimis	de minimis
Risk-free rate	3.64%	4.18%

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The following table provides quantitative information regarding the warrant liability Level 3 fair value measurements:

	Public	Private	Total
	Warrant	Warrant	Warrant
	Liabilities	Liabilities	Liabilities
Fair value as of December 31, 2023	$—	$1,165,656	$1,165,656
Change in fair value	—	(497,266)	(497,266)
Fair value as of December 31, 2024	$—	$668,390	$668,390
Change in fair value	—	(41,830)	(41,830)
Fair value as of March 31, 2025	$—	$626,560	$626,560
Change in fair value	—	352,440	352,440
Fair value as of June 30, 2025	$—	$979,000	$979,000
Change in fair value	—	89,000	89,000
Fair value as of September 30, 2025	$—	$1,068,000	$1,068,000

The following table provides quantitative information regarding the convertible promissory note Level 3 fair value measurements:

	September 30, 2025	May 27, 2025	December 31, 2024
Trading stock price	$12.11	$11.93	$11.66
Exercise price	$11.50	$11.50	$11.50
Expected term (in years)	0.69	0.68	0.51
Expected term of warrant conversion (in years)	5.69	5.68	5.51
Volatility	de minimis	de minimis	de minimis
Risk-free rate	3.74 – 3.77%	4.04 - 4.27%	4.24%

The following table provides quantitative information regarding the convertible promissory note Level 3 fair value measurements:

Fair value as of December 31, 2023	$3,676,685
Initial measurement on January 19, 2024	250,000
Initial measurement on July 12, 2024	250,000
Initial measurement on November 6, 2024	250,000
Initial measurement on December 16, 2024	250,000
Change in fair value	(196,947)
Fair value as of December 31, 2024	$4,479,738
Change in fair value	(4,576)
Fair value as of March 31, 2025	$4,475,162
Initial measurement on May 27, 2025	250,000
Change in fair value	(77,038)
Fair value as of June 30, 2025	$4,648,124
Change in fair value	(5,857)
Fair value as of September 30, 2025	$4,642,267

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy regarding the convertible promissory note for the period from October 13, 2021 (inception) through September 30, 2025.

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

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

	September 30,	December 31,
	2025	2024
Cash and marketable securities held in Trust Account	$88,478,622	$84,565,597
Cash	$44,123	$236,700

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2025	September 30, 2024
Operating costs	$203,228	$217,022
Interest earned on cash and marketable securities held in Trust Account	$701,198	$2,340,228

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2025	September 30, 2024
Operating costs	$660,860	$638,503
Interest earned on cash and marketable securities held in Trust Account	$2,063,025	$6,924,394

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On October 1, 2025, the Company’s Board approved the twelve one-month extension of the Business Combination Period. In connection with this extension of the Business Combination Period to November 5, 2025, the Company drew an aggregate of $250,000 from the Second Extension Note.

On November 3, 2025, the Company’s shareholders approved a proposal to amend the Articles (the “Third Extension Charter Amendment”). The Third Extension Charter Amendment extended the date by which the Company has to consummate a Business Combination from November 5, 2025 to August 5, 2026 (the “Third Extension”). In connection with the votes to approve the Third Extension Charter Amendment, the holders of 4,173,618 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $12.27 per share, for an aggregate redemption amount of $51,219,981.36, leaving $37,750,814.08 in the Trust Account immediately following the Third Extension Charter Amendment.

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

First Extension

On November 6, 2023, our shareholders approved an amendment to our amended and restated memorandum and articles of association (the “First Extension Charter Amendment”). The First Extension Charter Amendment extended the date by which we had to consummate a business combination for up to an additional twelve months, from November 10, 2023 to up to November 10, 2024, by electing to extend the date to consummate an initial business combination on a monthly basis for up to twelve times by an additional one month each time, unless the closing of the Company’s initial business combination has occurred (which we refer to as the “First Extension” and such applicable later date), without the need for any further approval of our shareholders, provided that the sponsor (or its affiliates or permitted designees) deposited into the trust account for each such one-month extension (the “First Charter Amendment Extension Payments”) the lesser of (a) an aggregate of $150,000 and (b) $0.02 per public share that remained outstanding and was not redeemed prior to any such one-month extension, in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination.

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

Second Extension

On November 6, 2024, our shareholders approved an amendment to our amended and restated memorandum and articles of association (the “Second Extension Charter Amendment” and, together with the First Extension Charter Amendment, the “First and Second Extension Charter Amendments”). The Second Extension Charter Amendment extended the date by which we have to consummate a business combination for up to an additional twelve months, from November 10, 2024 to up to November 5, 2025, by electing to extend the date to consummate an initial business combination on a monthly basis for up to twelve times by an additional one month each time, (other than the first period, which shall consist of 25 days), unless the closing of our initial business combination has occurred (such applicable later date), without the need for any further approval of our shareholders, provided that the sponsor (or its affiliates or permitted designees) will deposit into the trust account (x) for each such one-month period (other than the first period, which shall consist of 25 days) from November 10, 2024 (exclusive) to May 5, 2025, the lesser of (i) an aggregate of $150,000 and (ii) $0.03 per public share that remains outstanding and is not redeemed prior to such one-month (other than the first period, which shall consist of 25 days) extension; and (y) for each such one-month period from May 5, 2025 (exclusive) to November 5, 2025, the lesser of (i) an aggregate of $250,000 and (ii) $0.05 per public share that remains outstanding and is not redeemed prior to such one-month extension (the “Second Charter Amendment Extension Payments”), unless the closing of our initial business combination has occurred, in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination.

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

In connection with the Second Charter Amendment Extension Payments, on November 6, 2024, the Company issued an unsecured promissory note to the sponsor in the aggregate amount of $2,400,000 (the “Second Extension Note”). In each of November 2024, December 2024, January 2025, February 2025, March 2025 and April 2025, the Sponsor deposited payments in the amount of $150,000 in the Trust Account, which enabled the Company to extend the period of time to consummate its initial business combination from November 10, 2024 to December 5, 2024, from December 5, 2024 to January 5, 2025, from January 5, 2025 to February 5, 2025, from February 5, 2025 to March 5, 2025, from March 5, 2025 to April 5, 2025 and from April 5, 2025 to May 5, 2025. In each of May 2025, June 2025, July 2025, August 2025, September 2025 and October 2025, the Sponsor deposited payments in the amount of $250,000 in the Trust Account, which enabled the Company to extend the period of time to consummate its initial business combination from May 5, 2025 to June 5, 2025, from June 5, 2025 to July 5, 2025, from July 5, 2025 to August 5, 2025, from August 5, 2025 to September 5, 2025, from September 5, 2025 to October 5, 2025 and from October 5, 2025 to November 5, 2025.

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

Third Extension

On November 3, 2025, our shareholders approved a proposal to amend our amended and restated memorandum and articles of association (the “Third Extension Charter Amendment”). The Third Extension Charter Amendment extended the date by which we have to consummate a business combination from November 5, 2025 to August 5, 2026 (the “Third Extension”). In connection with the votes to approve the Third Extension Charter Amendment, the holders of 4,173,618 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $12.27 per share, for an aggregate redemption amount of $51,219,981.36, leaving $37,750,814.08 in the trust account immediately following the Third Extension Charter Amendment.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2025 were organizational activities and those necessary to prepare for our initial public offering, and since our initial public offering, our activity has been limited to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial business combination.

For the three months ended September 30, 2025, we had net income of $338,160 which consists of interest earned on cash and marketable securities held in the trust account of $701,198 and a change in the fair value of the convertible promissory note – related party of $5,857, offset by a operating costs of $203,228 and change in the fair value of warrant liabilities of $165,667.

For the three months ended September 30, 2024, we had net income of $2,909,414 which consists of a change in the fair value of warrant liabilities of $679,233 and interest earned on cash and marketable securities held in the trust account of $2,340,228 and a change in the fair value of the convertible promissory note – related party of $106,975, offset by operating costs of $217,022.

For the nine months ended September 30, 2025, we had net income of $745,793 which consists of interest earned on cash and marketable securities held in the trust account of $2,063,025 and a change in the fair value of the convertible promissory note – related party of $87,471, offset by a change in the fair value of warrant liabilities of $743,843 and operating costs of $660,860.

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

For the nine months ended September 30, 2025, cash used in operating activities was $442,577. Net income of $745,793 was affected by interest earned on cash and marketable securities held in the trust account of $2,063,025, change in the fair value of warrant liabilities of $743,843 and a change in the fair value of the convertible promissory note – related party of $87,471. Changes in operating assets and liabilities was affected by $218,283 of cash provided for operating activities.

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

As of September 30, 2025, we had cash and marketable securities held in the trust account of $88,478,622 (including approximately $24,678,826 of interest income consisting of U.S. treasury bills with a maturity of 185 days or less). We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less any taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash held outside of the trust account of $44,123 available for working capital needs. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay for directors and officers liability insurance premiums.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “working capital loans”). If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the funds held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of the working capital loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants will be identical to the private placement warrants, including, as to exercise price, exercisability and exercise period. As of September 30, 2025 and December 31, 2024, we had no borrowings under any working capital loans.

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

In each of November 2024, December 2024, January 2025, February 2025, March 2025 and April 2025, the Sponsor deposited payments in the amount of $150,000 in the Trust Account, which enabled the Company to extend the period of time to consummate its initial business combination from November 10, 2024 to December 5, 2024, from December 5, 2024 to January 5, 2025, from January 5, 2025 to February 5, 2025, from February 5, 2025 to March 5, 2025, from March 5, 2025 to April 5, 2025 and from April 5, 2025 to May 5, 2025. In each of May 2025, June 2025, July 2025, August 2025, September 2025 and October 2025, the Sponsor deposited a payment in the amount of $250,000 in the Trust Account, which enabled the Company to extend the period of time to consummate its initial business combination from May 5, 2025 to June 5, 2025, from June 5, 2025 to July 5, 2025, from July 5, 2025 to August 5, 2025, from August 5, 2025 to September 5, 2025, from September 5, 2025 to October 5, 2025 and from October 5, 2025 to November 5, 2025.

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

As of September 30, 2025, we had $44,123 in our operating bank account, $88,478,622 in cash and marketable securities held in the trust account to be used for the completion of a business combination and/or for the redemption of the public shares if we are unable to complete a business combination by the applicable extended date (subject to applicable law), and working capital deficit of $5,298,431.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025.

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

Ordinary Shares Subject to Possible Redemption

In accordance with FASB ASC 480-10-S99, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480-10-S99. All of the 7,249,712 Class A ordinary shares contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with an initial Business Combination and in connection with certain amendments to our amended and restated memorandum and articles of association. Accordingly, at September 30, 2025, all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of shareholders’ deficit on the balance sheets.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share,” pursuant to which net income per share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period. We have two classes of shares, which are referred to as redeemable Class A Ordinary Shares and non-redeemable Class A and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Remeasurement associated with the redeemable Class A ordinary shares is excluded from (loss) income per ordinary share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

A total of $236,900,000 of the net proceeds from the initial public offering, the sale of the private placement warrants and the sponsor loan was deposited in a trust account established for the benefit of our public shareholders, with Continental Stock Transfer & Trust Company acting as trustee. Following redemptions in connection with the First and Second Charter Amendments, as of November 7, 2024, there was a total of $83,770,196.61 remaining in the trust account. As of September 30, 2025, there was a total of $88,478,622 in the trust account. Following redemptions in connection with the Third Charter Amendment, as of November 4, 2025, there was a total of $37,750,814.08 remaining in the trust account. For a description of the use of the proceeds generated in the initial public offering, see Part I, Item 2 of this Quarterly Report.

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

3.2

Amendment to the Amended and Restated Memorandum and Articles of Association (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 4, 2025 and incorporated by reference herein).

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

CARTESIAN GROWTH CORPORATION II

Date: November 13, 2025	By:	/s/ Peter Yu
	Name:	Peter Yu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Beth Michelson
	Name:	Beth Michelson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)