Form 10-K
period 2025-12-31
Cartesian Growth Corp II
filed 2026-03-31
CIK 1889112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-41378

CARTESIAN GROWTH CORPORATION II

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

505 Fifth Avenue, 15th Floor New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212)461-6363

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of $11.95 of the registrant’s common stock as reported on the OTC Pink Limited Market, was approximately $105.5 million. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2026, 8,826,092 Class A ordinary shares, par value $0.0001 per share, and two Class B ordinary shares par value $0.0001 per share, were issued and outstanding, respectively.

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

Initial Public Offering

On May 10, 2022, we consummated the initial public offering (“IPO”) of 23,000,000 units, including the full exercise by the underwriters of their over-allotment option, at a purchase price of $10.00 per unit, generating total gross proceeds of $230,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 8,900,000 private placement warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, at a price of $1.00 per private placement warrant in a private placement to our sponsor, generating gross proceeds of $8,900,000.

Simultaneously with the closing of the IPO, our sponsor loaned us $4,600,000 at no interest. The sponsor loan will be repaid or converted into sponsor loan warrants at a conversion price of $1.00 per sponsor loan warrant, at the sponsor’s discretion. The sponsor loan warrants will be identical to the private placement warrants. If we do not complete an initial business combination, we will not repay the sponsor loan from amounts held in the trust account with Continental Stock Transfer & Trust Company acting as trustee established for the benefit of our public shareholders (the “trust account”), and the proceeds held in the trust account will be distributed to the holders of our Class A ordinary shares.

A total of $236,900,000 ($10.30 per unit) of the net proceeds from the IPO, including the full exercise of the over-allotment option, the sale of the private placement warrants and the sponsor loan, was placed in the trust account. Transaction costs of the IPO amounted to $16,804,728, consisting of $4,600,000 of underwriting commissions, $11,500,000 of deferred underwriting commissions and $704,728 of other offering costs.

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

Second Extension

On November 6, 2024, our shareholders approved an amendment to our amended and restated memorandum and articles of association (the “Second Extension Charter Amendment”). The Second Extension Charter Amendment extended the date by which we have to consummate a business combination for up to an additional twelve months, from November 10, 2024 to up to November 5, 2025, by electing to extend the date to consummate an initial business combination on a monthly basis for up to twelve times by an additional one month each time, (other than the first period, which shall consist of 25 days), unless the closing of our initial business combination has occurred, without the need for any further approval of our shareholders, provided that the sponsor (or its affiliates or permitted designees) will deposit into the trust account (x) for each such one-month period (other than the first period, which shall consist of 25 days) from November 10, 2024 (exclusive) to May 5, 2025, the lesser of (i) an aggregate of $150,000 and (ii) $0.03 per public share that remains outstanding and is not redeemed prior to such one-month (other than the first period, which shall consist of 25 days) extension; and (y) for each such one-month period from May 5, 2025 (exclusive) to November 5, 2025, the lesser of (i) an aggregate of $250,000 and (ii) $0.05 per public share that remains outstanding and is not redeemed prior to such one-month extension (the “Second Charter Amendment Extension Payments”), unless the closing of our initial business combination has occurred, in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination.

In connection with the votes to approve the Second Extension Charter Amendment, the holders of 8,620,849 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.55 per share, for an aggregate redemption amount of $99,613,642, leaving $83,770,196.61 in the trust account following the Second Extension Charter Amendment.

Third Extension

On November 3, 2025, our shareholders approved an amendment to our amended and restated memorandum and articles of association (the “Third Extension Charter Amendment” and, together with the First Extension Charter Amendment and the Second Extension Charter Amendment, the “Extension Charter Amendments”). The Third Extension Charter Amendment extended the date by which we have to consummate a business combination, from November 5, 2025 to August 5, 2026 (the “Extended Date”).

In connection with the votes to approve the Third Extension Charter Amendment, the holders of 4,173,618 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $12.27 per share, for an aggregate redemption amount of $51,219,981.36, leaving $37,750,814.08 in the trust account following the Third Extension Charter Amendment.

Nasdaq Delisting

On May 6, 2025, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market stating that, Nasdaq determined the Company no longer complies with Listing Rule IM-5101-2 (“Rule IM-5101-2”) and the Company’s securities would be delisted from Nasdaq. Under Rule IM-5101-2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement, and the Company failed to complete its initial business combination within the 36 month period.

The Company’s securities suspended trading on Nasdaq on May 13, 2025 and Nasdaq filed a Form 25-NSE on July 15, 2025, delisting the Company’s securities from the exchange. Following the delisting from Nasdaq, the Company’s securities are quoted on the OTC Pink Limited Market (“OTC Pink”).

The Company remains a reporting entity under the Securities Exchange Act of 1934, as amended, with respect to continued disclosure of financial and operational information.

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or any of their respective affiliates, although we do not intend to do so. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”) or from an independent accounting firm, that our initial business combination is fair to our company from a financial point of view.

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

We will remain an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Unlike many other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares as well as any public shares purchased during or after this offering, in favor of our initial business combination. Our officers and directors have also agreed, pursuant to the terms of letter agreements, to vote any public shares owned by them immediately before the IPO as well as any public shares acquired in the IPO or in the aftermarket in favor of such proposed business combination. Our initial shareholders own 20% of our outstanding ordinary shares. If we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if our initial shareholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

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

Our initial shareholders, officers and directors have entered into letter agreements with us, copies of which are filed as exhibits to this Annual Report on Form 10-K, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, and our initial shareholders, officers and directors have agreed to waive their redemption rights with respect to any public shares they may acquire during or after the IPO, in connection with the completion of our initial business combination. Our initial shareholders have also waived their right to receive distributions with respect to their founder shares upon our liquidation if we are unable to consummate our initial business combination. Accordingly, the founder shares will be worthless if we do not consummate our initial business combination. The private placement warrants and any other warrants they acquire will also be worthless if we do not consummate an initial business combination. The personal and financial interests of our initial shareholders, officers and directors may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

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

Since the net proceeds of the IPO, the sale of the private placement warrants and the sponsor loan are intended to be used to complete our initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO, the sale of the private placement warrants and the sponsor loan, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating our initial business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.30 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.30 per share” and other risk factors herein.

If the funds not being held in the trust account are insufficient to allow us to operate until at least the Extended Date, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the Extended Date, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the IPO and potential loans from certain of our affiliates are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that, upon the closing of the IPO, the funds available to us outside of the trust account will be sufficient to allow us to operate until at least the Extended Date; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.30 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.30 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.30 per share” and other risk factors herein.

If the net proceeds of the IPO, the sale of the private placement warrants and the sponsor loan not being held in the trust account are insufficient to allow us to operate until at least the Extended Date, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our taxes, if any, and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination. Our sponsor is not obligated to fund such loans.

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

If we issue shares to complete an initial business combination, the founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of our ordinary shares issued and outstanding upon completion of the IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued by us in connection with or in relation to the completion of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller of a target business in the initial business combination and any private placement warrants issued to our sponsor or any of its affiliates or any member of our management team upon conversion of working capital loans. In no event will the founder shares have a ratio of less than one-to-one compared to the Class A ordinary shares. This is different than most other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

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

As of the date of this Annual Report, there are 5,750,000 founder shares outstanding, all of which are held of record by our sponsor. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the total number of outstanding public shares and founder shares after the IPO. The founder shares will be worthless if we do not complete our initial business combination. In addition, our sponsor, Cantor Fitzgerald & Co. and Piper Sandler & Co. purchased an aggregate of 8,900,000 private placement warrants, each of which such warrants will be exercisable for one Class A ordinary share at $11.50 per share. Of those 8,900,000 private placement warrants, 6,600,000 warrants were purchased by our sponsor, 1,897,500 warrants were purchased by Cantor Fitzgerald & Co. and 402,500 warrants were purchased by Piper Sandler & Co. The private placement warrants will also be worthless if we do not complete a business combination. The initial shareholders have agreed (i) to vote any shares owned by them in favor of any proposed business combination and (ii) not to redeem any shares in connection with a shareholder vote or tender offer to approve or in connection with a proposed initial business combination. In addition, if we do not complete an initial business combination, we will not repay the sponsor loan from amounts held in the trust account, and we would most likely not have other available funds to repay the sponsor loan. The personal and financial interests of our initial shareholders may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the Extended Date, nears, which is the deadline for the completion of our initial business combination.

Our independent directors have a financial interest in our founder shares, either directly or through directorCo. They acquired that interest at no cost. As a result, our independent directors have a financial interest in consummating an initial business combination, even if our stock declines in value after that business combination and our public shareholders experience losses in connection with their investment. However, if we do not consummate our initial business combination, the founder shares would be worthless. The financial interest of our independent directors in the founder shares may give rise to a potential conflict of interest in considering potential target businesses. You should consider this potential conflict of interest in deciding whether to invest in the IPO and whether to redeem your shares at the time of our initial business combination.

On October 20, 2021, our sponsor and directorCo purchased 5,750,000 founder shares for a purchase price of $25,000, or approximately $0.004 per share. Our independent directors are members of directorCo, and have a financial interest in directorCo’s founder shares. Our independent directors acquired that membership interest at no cost. Consequently, our independent directors may profit substantially if we consummate our initial business combination, even if our stock price declines in value after that business combination and our public shareholders, who typically have purchased their units or shares for prices at or about $10.00 each, experience significant losses in connection with their investment. If we fail to consummate an initial business combination, however, the founder shares will be worthless, although in contrast our public shareholders will receive a pro rata distribution of the aggregate amount then on deposit in the trust account. As a result, the financial interest of our independent directors in our founder shares may prompt them to consider an initial business combination with a risky target business and/or on terms that may not be favorable to our public shareholders, particularly as the deadline for completing our initial business combination nears. You should consider our independent directors’ potential conflict of interest when deciding whether to invest in the IPO. If you do invest in the IPO, you should consider this potential conflict of interest when you decide whether to redeem your shares at the time of our initial business combination.

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

We may be able to complete only one business combination with the net proceeds of the IPO, the sale of the private placement warrants and the sponsor loan, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

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

Although we believe that the net proceeds of the IPO, the sale of the private placement warrants and the sponsor loan will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO, the sale of the private placement warrants and the sponsor loan prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.30 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, less up to $100,000 of interest for dissolution expenses, on the liquidation of our trust account. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.30 per share, or less in some circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Our sponsor and affiliated entities control a substantial interest in us and thus may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our initial shareholders collectively own, on an as-converted basis, 20% of the total number of our founder shares and our issued and outstanding Class A ordinary shares. Our initial shareholders, officers and directors or their affiliates could determine in the future to make purchases of securities in the open market or in private transactions, to the extent permitted by law. In connection with any vote for a proposed business combination, our sponsor has agreed to vote the founder shares owned by it immediately before the IPO, and our initial shareholders, officers and directors have agreed to vote any Class A ordinary shares acquired in the IPO or in the aftermarket in favor of such proposed business combination.

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

We issued warrants to purchase 7,666,666 Class A ordinary shares as part of the units sold in the IPO and, simultaneously with the closing of the IPO, we issued in a private placement 8,900,000 private placement warrants, each exercisable to purchase one Class A ordinary share. We may also issue additional warrants to our sponsor, officers, directors or their affiliates upon redemption of promissory notes issued to such entities or individuals for loans made to supplement our working capital requirements, as described elsewhere in this Annual Report. To the extent we issue Class A ordinary shares to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

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

Unless otherwise required by law, we do not currently intend to call an annual general meeting until after we consummate our initial business combination. There is no requirement under the CompaniesAct for us to hold annual or general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2025. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the invasion of Ukraine by Russia and resulting sanctions, Hamas’ attack of Israel and the ensuing war, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases). An active trading market for our securities may not fully develop or be sustained. Additionally, since our securities became delisted from Nasdaq and are quoted on OTC Pink, the liquidity and price of our securities may be more limited than if we were listed on Nasdaq or another national exchange. You may be unable to sell your securities unless a market can be fully developed and sustained.

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

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus for our IPO, or defective provision, (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants; provided that the approval by the holders of at least 65% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

Pursuant to our amended and restated memorandum and articles of association, we are authorized to issue up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share and 1,000,000 preference shares, par value $0.0001 per share. We may issue a substantial number of additional Class A ordinary shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We also issued Class A ordinary shares upon the Class B Conversion and may issue additional Class A ordinary shares at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares or any other securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares on any initial business combination. The issuance of additional ordinary shares:

●	may significantly dilute the equity interest of investors in the IPO;
●	could cause a change of control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

The grant of registration rights to our sponsor, Cantor Fitzgerald & Co., Piper Sandler & Co. and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into prior to the closing of the IPO, a copy of which is filed as exhibit to this Annual Report, our sponsor, Cantor Fitzgerald & Co., Piper Sandler & Co. and their permitted transferees can demand that we register the founder shares, the private placement warrants and any sponsor loan warrants and the Class A ordinary shares underlying the private placement warrants and any sponsor loan warrants, and holders of warrants that may be issued upon conversion of working capital loans can demand that we register such warrants or Class A ordinary shares issuable upon conversion of such warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the securities owned by our sponsor and holders of warrants that may be issued upon conversion of working capital loans or their respective permitted transferees are registered.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.30 per share initially held in the trust account, due to claims of such creditors. In order to protect the amounts held in the trust account, our sponsor has agreed it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.30 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

As a blank check company, we have no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in Item 1A. Risk Factors of this Annual Report, any sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Due to our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in Item 1A. Risk Factors of this Annual Report. We have not encountered any cybersecurity incidents since our IPO.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our units, Class A ordinary shares and public warrants are traded on OTC Pink under the symbols “RENEF,” “REEUF” and “REEWF” respectively. Our units were suspended from trading on Nasdaq and commenced public trading on the over-the-counter market on May 13, 2025.

Holders

As of March 31, 2026, there was 1 holder of record for our units, 3 holders of record for our Class A ordinary shares, 2 holders of record for our Class B ordinary shares and 4 holders of record for our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

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

Use of Proceeds from Registered Offering

On May 10, 2022, we consummated the IPO of 23,000,000 units, including the issuance of 3,000,000 units as a result of the underwriters’ full exercise of their over-allotment option, at $10.00 per unit, generating gross proceeds of $230,000,000. The securities sold in our IPO were registered under the Securities Act on registration statement on Form S-1 (No. 333-261866). The registration statement became effective on May 5, 2022. As of December 31, 2025, the amount held in the trust account was $37,914,438.

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

We intend to effectuate our initial business combination using cash from the net proceeds of our IPO, the sale of the private placement warrants, the sponsor loan (as defined below), our share capital or a combination of cash, share capital and debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Nasdaq Delisting

On May 6, 2025, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that Nasdaq had determined that (i) our securities would be delisted from Nasdaq, (ii) trading of our Class A ordinary shares, warrants, and units would be suspended at the opening of business on May 13, 2025 and (iii) a Form 25-NSE will be filed with the SEC, which would remove our securities from listing and registration on Nasdaq, as a result of our failure to complete our initial business combination, within 36 months of the effectiveness of our IPO registration statement, or May 5, 2025. We did not appeal Nasdaq’s determination to delist our securities. On July 15, 2025, our securities were delisted from Nasdaq and have since been quoted on the over-the-counter market.

First Extension

On November 6, 2023, our shareholders approved the First Extension Charter Amendment. The First Extension Charter Amendment extended the date by which we had to consummate a business combination for up to an additional twelve months to the First Extended Date, from November 10, 2023 to up to November 10, 2024, by electing to extend the date to consummate an initial business combination on a monthly basis for up to twelve times by an additional one month each time, unless the closing of the Company’s initial business combination has occurred, without the need for any further approval of our shareholders, provided that the sponsor (or its affiliates or permitted designees) deposited into the trust account the First Charter Amendment Extension Payments which were the lesser of (a) an aggregate of $150,000 and (b) $0.02 per public share that remained outstanding and was not redeemed prior to any such one-month extension, in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination.

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

Second Extension

On November 6, 2024, our shareholders approved the Second Extension Charter Amendment. The Second Extension Charter Amendment extended the date by which we have to consummate a business combination for up to an additional twelve months, from November 10, 2024 to up to November 5, 2025, by electing to extend the date to consummate an initial business combination on a monthly basis for up to twelve times by an additional one month each time, (other than the first period, which shall consist of 25 days), unless the closing of our initial business combination has occurred, without the need for any further approval of our shareholders, provided that the sponsor (or its affiliates or permitted designees) will deposit into the trust account (x) for each such one-month period (other than the first period, which shall consist of 25 days) from November 10, 2024 (exclusive) to May 5, 2025, the lesser of (i) an aggregate of $150,000 and (ii) $0.03 per public share that remains outstanding and is not redeemed prior to such one-month (other than the first period, which shall consist of 25 days) extension; and (y) for each such one-month period from May 5, 2025 (exclusive) to November 5, 2025, the lesser of (i) an aggregate of $250,000 and (ii) $0.05 per public share that remains outstanding and is not redeemed prior to such one-month extension (the “Second Charter Amendment Extension Payments”), unless the closing of our initial business combination has occurred, in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination.

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

Third Extension

On November 3, 2025, our shareholders approved the Third Extension Charter Amendment. The Third Extension Charter Amendment extended the date by which we have to consummate a business combination from November 5, 2025 to August 5, 2026. In connection with the votes to approve the Third Extension Charter Amendment, the holders of 4,173,618 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $12.27 per share, for an aggregate redemption amount of $51,219,981.36, leaving $37,750,814.08 in the trust account immediately following the Third Extension Charter Amendment.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2025 were organizational activities and those necessary to prepare for our IPO, and since our IPO, our activity has been limited to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial business combination.

For the year ended December 31, 2025, we had net loss of $1,512,540 which consists of interest earned on cash and marketable securities held in the trust account of $2,468,822 and a change in the fair value of the convertible promissory note – related party of $178,942, offset by a change in the fair value of warrant liabilities of $3,228,843 and operating costs of $931,461.

For the year ended December 31, 2024, we had net income of $8,205,527 which consists of a change in the fair value of warrant liabilities of $918,166, a change in the fair value of the convertible promissory note – related party of $196,947 and interest earned on cash and marketable securities held in the trust account of $8,127,041, offset by operating costs of $1,036,627.

Liquidity and Capital Resources

Until the consummation of our IPO, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share by the sponsor and loans from the sponsor.

On May 10, 2022, we consummated the IPO of 23,000,000 units, including the full exercise by underwriters of their over-allotment option, at a purchase price of $10.00 per unit, generating total gross proceeds of $230,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 8,900,000 private placement warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, at a price of $1.00 per private placement warrant in a private placement to the sponsor, Cantor Fitzgerald & Co. and Piper Sandler & Co., generating gross proceeds of $8,900,000.

Simultaneously with the consummation of the IPO, the sponsor loaned us $4,600,000 at no interest (the “sponsor loan”). The sponsor loan will be repaid or converted into sponsor loan warrants (the “sponsor loan warrants”) at a conversion price of $1.00 per sponsor loan warrant, at the sponsor’s discretion. The sponsor loan warrants will be identical to the private placement warrants. If we do not complete a business combination, we will not repay the sponsor loan from amounts held in the trust account, and the proceeds held in the trust account will be distributed to the holders of the Class A ordinary shares.

A total of $236,900,000 ($10.30 per unit) of the net proceeds from the IPO, including the full exercise of the over-allotment option, the sale of the private placement warrants and the sponsor loan, was placed in the trust account. Transaction costs of the IPO amounted to $16,804,728, consisting of $4,600,000 of underwriting commissions, $11,500,000 of deferred underwriting commissions and $704,728 of other offering costs.

For the year ended December 31, 2025, cash used in operating activities was $773,847. Net loss of $1,512,540 was affected by interest earned on cash and marketable securities held in the trust account of $2,468,822, change in the fair value of warrant liabilities of $3,228,843 and a change in the fair value of the convertible promissory note – related party of $178,942. Changes in operating assets and liabilities was affected by $157,614 of cash provided for operating activities.

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

As of December 31, 2025, we had cash and marketable securities held in the trust account of $37,914,438 (including approximately $25,084,623 of interest income consisting of U.S. treasury bills with a maturity of 185 days or less). We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less any taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash held outside of the trust account of $162,853 available for working capital needs. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay for directors and officers liability insurance premiums.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “working capital loans”). If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the funds held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of the working capital loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants will be identical to the private placement warrants, including, as to exercise price, exercisability and exercise period. As of December 31, 2025 and 2024, we had no borrowings under any working capital loans.

On October 12, 2023, January 19, 2024, July 12, 2024, November 6, 2024, December 16, 2024, May 27, 2025, November 19, 2025, and December 29, 2025, the Company issued an unsecured promissory note in the principal amount of $500,000 (the “October 2023 Note”), $250,000 (the “January 2024 Note”), $250,000 (the “July 2024 Note”), $250,000 (the “November 2024 Note”), $250,000 (the “December 2024 Note”), $250,000 (the “May 2025 Note”), $250,000 (the “November 2025 Note”) and $200,000 (the “December 2025 Note” and collectively “Sponsor Notes”) respectively, to the Sponsor. The Sponsor Notes do not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the note into that number of warrants equal to the portion of the principal amount of the note being converted divided by $1.00, rounded up to the nearest whole number.

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

In connection with the Second Charter Amendment Extension Payments described above, on November 6, 2024, we issued an unsecured promissory note to the sponsor in the aggregate amount of $2,400,000 (“Second Extension Note”). The Second Extension Note bears no interest and the principal balance is payable on the date of the consummation of our initial business combination. The Second Extension Note is convertible into private placement warrants and the principal balance may be prepaid at any time.

From November 2024 through October 2025, the Board approved twelve monthly extensions of the time period during which the Company may consummate an initial business combination. In connection with the extensions from November 10, 2024 through November 5, 2025, the Company drew an aggregate $2,400,000 ($150,000 at each of the first 6 extension dates and $250,000 at each of the last 6 extensions dates) from the Second Extension Note which was deposited into the trust account.

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

As of December 31, 2025, we had $162,853 in our operating bank account, $37,914,438 in cash and marketable securities held in the trust account to be used for the completion of a business combination and/or for the redemption of the public shares if we are unable to complete a business combination by the applicable extended date (subject to applicable law), and working capital deficit of $5,369,032.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025.

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

The underwriters of our IPO are entitled to a deferred underwriting commission of $0.50 per unit, or $11,500,000 in the aggregate. Subject to the terms of the underwriting agreement for our IPO, (i) the deferred underwriting commission was placed in the trust account and will be released to the underwriters only upon the consummation of our initial business combination and (ii) the deferred underwriting commission will be waived by the underwriters in the event that we do not complete a business combination.

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

Warrant Liabilities

We account for the warrants issued in connection with the IPO, which are discussed in Note 3, Note 4 and Note 9 to the financial statements included in the 2024 Annual Report, in accordance with FASB ASC Topic 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity.” Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations.

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

Ordinary Shares Subject to Possible Redemption

In accordance with FASB ASC 480-10-S99, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480-10-S99. All of the 3,076,094 Class A ordinary shares contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with an initial Business Combination and in connection with certain amendments to our amended and restated memorandum and articles of association. Accordingly, at December 31, 2025, all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of shareholders’ deficit on the balance sheets.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company adopted ASU 2023-09 for the fiscal year beginning January 1, 2025. The adoption of ASU 2023-09 did not have a material impact on the Company’s financial statements or related disclosures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal ended of 2025 covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Arrangements

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Peter Yu	64	Chairman and Chief Executive Officer
Beth Michelson	56	Chief Financial Officer and Director
Rafael de Luque	56	Director
Bertrand Grabowski	69	Independent Director
Daniel Karp	48	Independent Director
Allan Leighton	72	Independent Director
Sheryl Schwartz	62	Independent Director

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

Beth Michelson has served as our Chief Financial Officer since our inception in October 2021 and has served on our board of directors upon completion of the IPO. She is also a Partner at Cartesian where she has led numerous investments in digital infrastructure, specialized manufacturing and distribution, and telecommunications services. She serves on the boards of directors of Brilia Participacao S.A., Thermal Management Solutions Ltd, Xipron LLC, NorthStar Earth & Space, Inc, and previously served on the board of directors of Safeguard Scientifics (NASDAQ:SFE). She also serves on the Global Advisory Board of Columbia Business School’s Chazen Institute for Global Business. Prior to the formation of Cartesian, Ms. Michelson served as Vice President at an affiliate of AIGCP, leading investments in media and telecommunications globally. Earlier in her career, Ms. Michelson was an Associate at Wasserstein Perella Emerging Markets focusing on private equity investments and structured products, and worked in financing for media and entertainment at Dresdner Bank AG. Ms. Michelson, a CFA® charterholder, received her Master’s in Business Administration and Master of International Affairs from Columbia Business School and Columbia’s School of International and Public Affairs, respectively, and holds a bachelor’s degree from the University of Michigan.

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

Sheryl Schwartz has served on our board of directors since May 2022. Ms. Schwartz is a highly respected institutional investment executive with over 30 years of experience managing multi-billion-dollar portfolios across private equity, credit, mezzanine, and real assets. From 2020 to December 2025, Ms. Schwartz served as the Chief Investment Officer at ALTI, an asset management platform that aims to give individual investors access to institutional quality private equity. Prior to this role, from June 2010 to May 2013 at Perseus, LLC and from June 2013 to May 2020 at Caspian Private Equity, she served as a Managing Director, where she developed a strong track record in fund selection, co-investments, and mezzanine debt. Previously, Ms. Schwartz served as Managing Director at TIAA Financial Services, where she led the firm’s global private markets strategy, overseeing more than $13 billion in commitments and building one of the industry’s most diverse investment teams. Ms. Schwartz is also an experienced board member across both public and private companies, including her role on the boards of Gaia REIT and several Apollo Funds, including Apollo Debt Solution and Apollo Diversified Credit Fund. Since 2020, Ms. Schwartz has been an Adjunct Professor of Private Equity and Finance at Fordham University, Gabelli School of Business. Ms. Schwartz holds a B.S. and M.B.A. in Finance and Management from the Stern School of Business at New York University.

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

Each member of the audit committee is financially literate, and our board of directors has determined that Bertrand Grabowski qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Code of Ethics; Committee Charters

We have adopted a code of ethics applicable to our directors, officers and employees. We have filed a copy of our code of ethics, our audit committee charter and our compensation committee charter as exhibits to the registration statement for our IPO. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2026, by:

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

Unless otherwise indicated below, we have based our calculation of the percentage of beneficial ownership on 8,826,094 ordinary shares issued and outstanding, consisting of 8,826,092 Class A ordinary shares and two Class B ordinary shares.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
	Amount and		Amount and		Percentage of
	Nature of	Approximate	Nature of	Approximate	Outstanding
	Beneficial	Percentage	Beneficial	Percentage	Ordinary
Name and Address of Beneficial Owner(1)	Ownership	of Class	Ownership	of Class	Shares
Executive Officers and Directors
Peter Yu(2)	5,749,998	65.1%	2	100%	65.1%
Beth Michelson	—	—	—	—	—
Rafael De Luque	—	—	—	—	—
Bertrand Grabowski(3)	—	—	—	—	—
Daniel Karp(3)	—	—	—	—	—
Allan Leighton(3)	—	—	—	—	—
Sheryl Schwartz(3)	—	—	—	—	—
All directors and executive officers as a group (7 individuals)	5,749,998	65.1%	2	100%	65.1%
Five Percent Holders
CGC II Sponsor LLC(2)	5,749,998	65.1%	2	100%	65.1%
CGC II Sponsor DirectorCo LLC	99,999	1.1%	1	50%	1.1
First Trust Merger Arbitrage Fund(4)	880,937	10.0%	—	—	10.0%
Meteora Capital, LLC(5)	1,943,119	22.0%	—	—	22.0%
W. R. Berkley Corporation(6)	1,080,913	12.2%	—	—	12.2%
Context Capital Management LLC(7)	450,000	5.1%	—	—	5.1%
MMCAP International Inc. SPC(8)	800,000	9.1%	—	—	9.1%
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the entities or individuals is 505 Fifth Avenue, 15th Floor, New York, New York 10017.

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
(4)

According to a Schedule 13G/A jointly filed with the SEC on February 14, 2025 by (i) First Trust Merger Arbitrage Fund (“VARBX”) a series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940, (ii) First Trust Capital Management L.P. (“FTCM”) an investment adviser registered with the SEC that provides investment advisory services to VARBX, among others, (iii) First Trust Capital Solutions L.P. (“FTCS”) a Delaware limited partnership and control person of FTCM and (iv) FTCS Sub GP LLC (“Sub GP”) a Delaware limited partnership and control person of FTCM. VARBX owns 430,937 shares of the Class A ordinary shares and FTCM, FTCS and Sub GP collectively own 450,000 shares of the outstanding Class A ordinary shares. FTCM has the authority to invest the funds of FTCS and Sub GP as well as the authority to purchase, vote and dispose of securities, and may thus be deemed the beneficial owner of any Class A ordinary shares held by FTCS and Sub GP. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606, and the principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

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

(6)

According to a Schedule 13G filed with the SEC on August 8, 2025 by W. R. Berkley Corporation and Berkley Insurance Company share voting and dispositive power over 1,080,913 Class A ordinary shares but neither has sole voting and dispositive power with respect to any of the shares. The principal business address of W. R. Berkley Corporation and Berkley Insurance Company is 475 Steamboat Road Greenwich, CT 06830.

(7)

According to a Schedule 13G filed with the SEC on November 5, 2025 by (i) Context Capital Management, LLC (“LLC”), (ii) Michael S. Rosen (“Rosen”), (iii) William D. Fertig (“Fertig”), (iv) Charles E. Carnegie (“Carnegie”), and (v) Context Partners Master Fund, L.P. (“LP”). LLC is the general partner and investment adviser of LP, and Rosen, Fertig and Carnegie are the control persons of LLC. The LP holds the Class A ordinary shares for the benefit of LLC, Rosen, Fertig, and Carnegie and has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the Class A ordinary shares. The principal place of business of LLC is 7724 Girard Avenue Suite 300 La Jolla, CA 92037.

(8)

According to a Schedule 13G filed with the SEC on February 13, 2026 by MMCAP International Inc. SPC and MM Asset Management Inc. share voting and dispositive power over 800,000 Class A ordinary shares but neither has sole voting and dispositive power with respect to any of the shares. The principal business address of MMCAP International Inc. SPC is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P. O. Box 1348, Grand Cayman KY1-1108, Cayman Islands. The principal place of business of MM Asset Management Inc. is 161 Bay Street, TD Canada Trust Tower, Suite 2240, Toronto, Ontario M5J 2S1 Canada.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On October 20, 2021, we issued an aggregate of 5,750,000 founder shares to our sponsor and directorCo for a total subscription price of $25,000, or approximately $0.004 per share.

Our sponsor, Cantor Fitzgerald & Co. and Piper Sandler & Co. purchased an aggregate of 8,900,000 private placement warrants at a price of $1.00 per warrant ($8,900,000 in the aggregate) in a private placement that occurred simultaneously with the closing of our IPO. Among the private placement warrants, 6,600,000 warrants were purchased by our sponsor, 1,897,500 warrants were purchased by Cantor Fitzgerald & Co. and 402,500 warrants were purchased by Piper Sandler & Co.. Each private placement warrant is exercisable for one Class A ordinary share at $11.50 per share. The holders of the private placement warrants will be permitted to transfer the private placement warrants held by them to certain permitted transferees, including their officers and directors and other persons or entities affiliated with or related to them, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as our sponsor, Cantor Fitzgerald & Co. and Piper Sandler & Co. Otherwise, these private placement warrants will not, subject to certain limited exceptions, be transferable or saleable until 30 days after the completion of our initial business combination.

In addition, simultaneously with the consummation of the IPO, our sponsor loaned us an aggregate of $4,600,000 at no interest. The sponsor loan shall be repaid or converted into sponsor loan warrants at a conversion price of $1.00 per warrant, at the sponsor’s discretion. The sponsor loan warrants would be identical to the private placement warrants sold upon the consummation of the IPO. If we do not complete an initial business combination, we will not repay the sponsor loan from amounts held in the trust account, and the proceeds held in the trust account will be distributed to our public shareholders.

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

Our sponsor agreed to loan us up to $250,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and were due at the earlier of June 30, 2022 or the closing of the IPO. The loan was repaid upon the consummation of the IPO.

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

On October 12, 2023, January 19, 2024, July 12, 2024, November 6, 2024, December 16, 2024, May 27, 2025, November 19, 2025, and December 29, 2025, the Company issued the October 2023 Note, the January 2024 Note, the July 2024 Note, the November 2024 Note, the December 2024 Note, the May 2025 Note, the November 2025 Note, and the December 2025 Note respectively, to the Sponsor. The Sponsor Notes do not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the note into that number of warrants equal to the portion of the principal amount of the note being converted divided by $1.00, rounded up to the nearest whole number.

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

In connection with the Second Charter Amendment Extension Payments, on November 6, 2024, we issued an unsecured promissory note in the aggregate amount of up to $2,400,000 by the Company in favor of the Sponsor, or the Second Extension Note. The Second Extension Note bears no interest and the principal balance is payable on the date of the consummation of our initial business combination. The Second Extension Note is convertible into private placement warrants and the principal balance may be prepaid at any time. From November 2024 through October 2025, the Board approved twelve monthly extensions of the time period during which the Company may consummate an initial business combination. In connection with the extensions from November 10, 2024 through November 5, 2025, the Company drew an aggregate of $2,400,000 from the Second Extension Note which was deposited into the trust account.

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

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of the code of ethics was filed as an exhibit to the registration statement in connection with our IPO.

In addition, our audit committee, pursuant to its written charter is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. A form of the audit committee charter that adopted prior to the consummation of our IPO is filed as an exhibit to this Annual Report. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of the IPO held in the trust account prior to the completion of our initial business combination:

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to CBIZ CPAS P.C. (together with Marcum LLP, our prior independent registered public accountant which was acquired by CBIZ CPAs P.C. effective November 1, 2024, “CBIZ”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by CBIZ in connection with regulatory filings. The aggregate fees billed by CBIZ for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2025 and 2024 totaled $98,986 and $104,071, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay CBIZ for consultations concerning financial accounting and reporting standards for the years ended December 31, 2025 and 2024.

Tax Fees. We did not pay CBIZ for tax planning and tax advice for the years ended December 31, 2025 and 2024.

All Other Fees. We did not pay CBIZ for other services for the years ended December 31, 2025 and 2024.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)The following documents are filed as part of this Form 10-K:

(1)Financial Statements:

(2)Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description

3.1

Amended and Restated Memorandum and Articles of Association of the Company, dated May 5, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8 K filed with the Securities and Exchange Commission on May 11, 2022).

3.2

Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2023).

3.3

Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2024).

3.4

Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2024).

3.5

Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2025).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S 1/A (File No. 333 261866) on April 28, 2022).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S 1/A (File No. 333 261866) on April 28, 2022).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S 1/A (File No. 333 261866) on April 28, 2022).

4.4

Warrant Agreement, dated May 5, 2022, between the Company and Continental (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8 K filed with the Securities and Exchange Commission on May 11, 2022).

4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10 K filed with the Securities and Exchange Commission on March 30, 2023).

10.1

Investment Management Trust Agreement, dated May 5, 2022, between the Company and Continental (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8 K filed with the Securities and Exchange Commission on May 11, 2022).

10.2

Amendment No. 1 to Investment Management Trust Agreement, dated October 7, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2024).

10.3

Private Placement Warrant Purchase Agreement, dated May 5, 2022, between the Company and the Sponsor (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8 K filed with the Securities and Exchange Commission on May 11, 2022).

10.4

Private Placement Warrants Purchase Agreement, dated May 5, 2022, between the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8 K filed with the Securities and Exchange Commission on May 11, 2022).

10.5

Private Placement Warrants Purchase Agreement, dated May 5, 2022, between the Company and Piper Sandler & Co. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8 K filed with the Securities and Exchange Commission on May 11, 2022).

10.6

Registration Rights Agreement, dated May 5, 2022, among the Company, the Sponsor and certain securityholders (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8 K filed with the Securities and Exchange Commission on May 11, 2022).

10.7

Promissory Note for Sponsor Loan, dated May 5, 2022, issued to the Sponsor (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8 K filed with the Securities and Exchange Commission on May 11, 2022).

10.8

Promissory Note issued in favor of CGC II Sponsor LLC, dated October 12, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2023).

10.9

Promissory Note issued in favor of CGC II Sponsor LLC, dated November 6, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8 K filed with the Securities and Exchange Commission on November 7, 2023).

10.10

Promissory Note issued in favor of CGC II Sponsor LLC, dated January 19, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8 K filed with the Securities and Exchange Commission on January 19, 2024).

10.11

Promissory Note issued in favor of CGC II Sponsor LLC, dated July 12, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8 K filed with the Securities and Exchange Commission on July 16, 2024).

10.12

Promissory Note issued in favor of CGC II Sponsor LLC, dated November 6, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2024 and incorporated by reference herein).

10.13

Promissory Note issued in favor of CGC II Sponsor LLC, dated November 6, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2024 and incorporated by reference herein).

10.14

Promissory Note issued in favor of CGC II Sponsor LLC, dated December 16, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2024).

10.15

Promissory Note issued in favor of CGC II Sponsor LLC, dated May 27, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2025).

10.16

Promissory Note issued in favor of CGC II Sponsor LLC, dated November 19, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2025).

10.17

Promissory Note issued in favor of CGC II Sponsor LLC, dated December 29, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2025).

10.18

Administrative Services Agreement, dated May 5, 2022, between the Company and the Sponsor (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8 K filed with the Securities and Exchange Commission on May 11, 2022).

10.19

Letter Agreement, dated May 5, 2022, between the Company and the Sponsor (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8 K filed with the Securities and Exchange Commission on May 11, 2022).

10.20

Letter Agreement, dated May 5, 2022, between the Company and each officer and director of the Company (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8 K filed with the Securities and Exchange Commission on May 11, 2022).

10.21	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8 K filed with the Securities and Exchange Commission on May 11, 2022).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2025).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13(a)-14(a) and 15(d)-14(a), as Adopted Pursuant to Section 302 of Sarbanes- Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant Securities Exchange Act Rules 13(a)-14(a) and 15(d)-14(a), as Adopted Pursuant to Section 302 of Sarbanes- Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97.1

Cartesian Growth Corporation II Executive Officer Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2024).

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

None.

CARTESIAN GROWTH CORPORATION II

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Cartesian Growth Corporation II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Cartesian Growth Corporation II (the “Company”) as of December 31, 2025, the related statements of operations, changes in shareholders’ deficit and cash flow for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, share exchange, asset acquisition, share purchase, reorganization or engaging in any other similar business combination with one or more businesses or entities on or before August 5, 2026. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to August 5, 2026, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond August 5, 2026 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CBIZ CPAS P.C.

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Houston, TX

March 31, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Cartesian Growth Corporation II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Cartesian Growth Corporation II (the “Company”) as of December 31, 2024, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

We have served as the Company’s auditor from 2021 through 2025.

Houston, Texas

March 31, 2025

CARTESIAN GROWTH CORPORATION II

BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash	$162,853	$236,700
Prepaid expenses	200,458	202,147
Total Current assets	363,311	438,847
Cash and marketable securities held in Trust Account	37,914,438	84,565,597
TOTAL ASSETS	$38,277,749	$85,004,444
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,532,343	$1,376,418
Promissory note	4,200,000	2,100,000
Total Current liabilities	5,732,343	3,476,418
Warrant liabilities	4,473,000	1,244,157
Convertible promissory note – related party, at fair value	5,000,796	4,479,738
Deferred underwriting fee	11,500,000	11,500,000
TOTAL LIABILITIES	26,706,139	20,700,313
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption; 3,076,094 and 7,249,712 shares at redemption value of approximately $12.33 and $11.66 per share as of December 31, 2025 and 2024, respectively	37,914,438	84,565,597
SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,749,998 issued and outstanding as of December 31, 2025 (excluding 3,076,094 shares subject to possible redemption) and 5,749,998 shares issued and outstanding as of December 31, 2024 (excluding 7,249,712 shares subject to possible redemption), respectively	575	575
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	—	—
Accumulated deficit	(26,343,403)	(20,262,041)
TOTAL SHAREHOLDERS’ DEFICIT	(26,342,828)	(20,261,466)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$38,277,749	$85,004,444

The accompanying notes are an integral part of these financial statements.

CARTESIAN GROWTH CORPORATION II

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2025	2024
Operating and formation costs	$931,461	$1,036,627
Loss from operations	(931,461)	(1,036,627)
Other (expense) income:
Change in fair value of warrant liabilities	(3,228,843)	918,166
Change in fair value of convertible promissory note – related party	178,942	196,947
Interest earned on cash and marketable securities held in Trust Account	2,468,822	8,127,041
Other (expense) income, net	(581,079)	9,242,154
Net (loss) income	$(1,512,540)	$8,205,527

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	6,597,942	14,571,529
Basic and diluted net (loss) income per ordinary share, Class A ordinary shares subject to possible redemption	$(0.12)	$0.40
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	5,750,000	5,750,000
Basic and diluted net (loss) income per share, non-redeemable Class A and Class B ordinary shares	$(0.12)	$0.40

The accompanying notes are an integral part of these financial statements.

CARTESIAN GROWTH CORPORATION II

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2024	5,749,998	$575	2	$—	$—	$(18,540,527)	$(18,539,952)
Remeasurement of Class A ordinary shares subject to possible redemption value	—	—	—	—	—	(9,927,041)	(9,927,041)
Net income	—	—	—	—	—	8,205,527	8,205,527
Balance – December 31, 2024	5,749,998	575	2	—	—	(20,262,041)	(20,261,466)
Remeasurement of Class A ordinary shares subject to possible redemption value	—	—	—	—	—	(4,568,822)	(4,568,822)
Net loss	—	—	—	—	—	(1,512,540)	(1,512,540)
Balance – December 31, 2025	5,749,998	$575	2	$—	$—	$(26,343,403)	$(26,342,828)

The accompanying notes are an integral part of these financial statements.

CARTESIAN GROWTH CORPORATION II

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(1,512,540)	$8,205,527
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(2,468,822)	(8,127,041)
Change in fair value of convertible promissory note – related party	(178,942)	(196,947)
Change in fair value of warrant liabilities	3,228,843	(918,166)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,689	76,955
Accrued expenses	155,925	145,440
Net cash used in operating activities	(773,847)	(814,232)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(2,100,000)	(1,800,000)
Cash withdrawn from Trust Account in connection with redemption	51,219,981	99,613,642
Net cash provided by investing activities	49,119,981	97,813,642

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	2,100,000	1,800,000
Proceeds from convertible promissory note – related party	700,000	1,000,000
Redemption of common stock	(51,219,981)	(99,613,642)
Net cash used in financing activities	(48,419,981)	(96,813,642)

Net Change in Cash	(73,847)	185,768
Cash – Beginning of period	236,700	50,932
Cash – End of period	$162,853	$236,700

Non-Cash investing and financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$4,568,822	$9,927,041

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from October 13, 2021 (inception) through December 31, 2025 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income on cash and marketable securities in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On November 6, 2024, the Company’s shareholders approved an amendment to the Company’s Articles (the “Second Charter Amendment”). The Second Charter Amendment extended the date by which the Company has to consummate a business combination for up to an additional twelve months, from November 10, 2024 to up to November 10, 2025, by electing to extend the date to consummate an initial business combination on a monthly basis for up to twelve times by an additional one month each time, unless the closing of the Company’s initial business combination has occurred (referred to as the “Second Extension” and such applicable later date, the “Second Extended Date”), without the need for any further approval of the Company’s shareholders, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the trust account established in connection with the IPO (the “Trust Account”) (x) for each such one-month period (other than the first period, which shall consist of 25 days) from November 10, 2024 (exclusive) to May 5, 2025, the lesser of (i) an aggregate of $150,000 and (ii) $0.03 per public share that remains outstanding and is not redeemed prior to such one-month (other than the first period, which shall consist of 25 days) extension; and (y) for each such one-month period from May 5, 2025 (exclusive) to November 5, 2025, the lesser of (i) an aggregate of $250,000 and (ii) $0.05 per public share that remains outstanding and is not redeemed prior to such one-month extension (each, a “Second Extension Payment”), unless the closing of the Company’s initial business combination has occurred, in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination.

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

On November 6, 2024, December 16, 2024, May 27, 2025 and November 19, 2025, the Company issued notes to the Sponsor, each with a principal amount of $250,000. On December 29, 2025, the Company issued a note to the Sponsor, with a principal amount of $200,000. The notes do not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the notes into that working capital warrants equal to the portion of the principal amount of the notes being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of the IPO, as described in the prospectus for the IPO dated May 5, 2022 and filed with the U.S. Securities and Exchange Commission, including the transfer restrictions applicable thereto. The notes are subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the notes and all other sums payable with regard to the notes becoming immediately due and payable.

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

On November 3, 2025, the Company’s shareholders approved a proposal to amend the Articles (the “Third Extension Charter Amendment”). The Third Extension Charter Amendment extended the date by which the Company has to consummate a Business Combination from November 5, 2025 to August 5, 2026 (the “Third Extension”); the extension was effected solely through shareholder approval of the amendment. In connection with the votes to approve the Third Extension Charter Amendment, the holders of 4,173,618 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $12.27 per share, for an aggregate redemption amount of approximately $51,219,981.

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

As of December 31, 2025, the Company had $162,853 in its operating bank account, $37,914,438 in cash and marketable securities held in the Trust Account to be used for the completion of a Business Combination and/or for the redemption of the public shares if the Company is unable to complete a Business Combination within the Combination Period (subject to applicable law) and working capital deficit of $5,369,032.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $162,853 and $236,700 as of December 31, 2025 and 2024, respectively. The Company did not have any cash equivalents as of December 31, 2025 and 2024.

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

Class A Ordinary Shares Subject to Possible Redemption

The Class A Ordinary Shares contain a redemption feature which allows for the redemption of such shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies its Class A Ordinary Shares outside of permanent equity as their redemption provisions are not solely within the control of the Company. The Class A Ordinary Shares were issued with other freestanding instruments (i.e., the public warrants) and as such, the initial carrying value of the Class A Ordinary Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The Class A Ordinary Shares are subject to FASB ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to FASB ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. Accordingly, as of December 31, 2025 and 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ deficit in the Company’s balance sheets.

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

As of December 31, 2025 and 2024, the Class A Ordinary Shares reflected in the balance sheets are reconciled in the following table:

Class A Ordinary Shares subject to possible redemption, December 31, 2023	$174,252,198
Less:
Redemption	(99,613,642)
Plus:
Remeasurement of carrying value to redemption value	9,927,041
Class A Ordinary Shares subject to possible redemption, December 31, 2024	84,565,597
Less:
Redemptions	(51,219,981)
Plus:
Remeasurement of carrying value to redemption value	4,568,822
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$37,914,438

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Since its inception, the Company is subject to income tax examinations by major taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of shares of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as redeemable Class A Ordinary Shares and non-redeemable Class A and Class B ordinary shares. Remeasurement associated with the redeemable shares of Class A Ordinary Shares is excluded from income per ordinary share as the redemption value approximates fair value.

The calculation of diluted (loss) income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,566,666 Class A Ordinary Shares in the aggregate. As of December 31, 2025 and December 31, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net (loss) income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For the Year Ended
	December 31,
	2025		2024
		Non-redeemable		Non-redeemable
	Redeemable Class A	Class A and Class B	Redeemable Class A	Class A and Class B
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(808,204)	$(704,336)	$5,883,764	$2,321,763
Denominator:
Basic and diluted weighted average shares outstanding	6,597,942	5,750,000	14,571,529	5,750,000
Basic and diluted net (loss) income per ordinary share	$(0.12)	$(0.12)	$0.40	$0.40

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

Convertible Promissory Notes – Related Party

The Company accounts for the convertible promissory note at no interest issued on October 12, 2023, January 19, 2024, July 12, 2024, November 6, 2024, December 16, 2024, May 27, 2025, November 19, 2025, and December 29, 2025 to Sponsor under ASC Topic 815-15-25, “Derivates and Heading — Recognition” (“ASC 815-15-25”). Under ASC 815-15-25, at the inception of the convertible promissory note, the Company elected to account for such financial instrument under the fair value option. Under the fair value option, convertible promissory notes are required to be recorded at their fair value on the date of issuance, each drawdown date, and at each balance sheet date thereafter. Differences between the face value of the note and the fair value of the note at each drawdown date are recognized as either an expense in the statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the statements of operations. The fair value of the option to convert into Sponsor Loan Warrants was valued utilizing the Monte Carlo model (see Note 9).

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company adopted ASU 2023-09 for the fiscal year beginning January 1, 2025. The adoption of ASU 2023-09 did not have a material impact on the Company’s financial statements or related disclosures.

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A Ordinary Shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with.

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

Administrative Services Agreement

The Company entered into an agreement with the Sponsor pursuant to which, commencing on May 5, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the year ended December 31, 2025, the Company incurred $120,000 for these services, of which $40,000 is included in accrued expenses in the accompanying balance sheets. For the year ended December 31, 2024, the Company incurred $120,000 for these services, of which $20,000 is included in accrued expenses in the accompanying balance sheet.

Promissory Note — Related Party

On December 31, 2021, the Sponsor agreed to loan the Company up to $250,000 under a promissory note to be used for a portion of the expenses of the Initial Public Offering. This loan was non-interest bearing, unsecured and was due at the earlier of June 30, 2022 or the closing of the Initial Public Offering. As of December 31, 2025 and 2024, there were no amounts outstanding under such loan. The outstanding amount of $216,405 on the closing date of the Initial Public Offering was repaid in full at the closing of the Initial Public Offering.

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

On December 6, 2023, January 8, 2024, February 5, 2024, March 5, 2024, April 9, 2024, May 6, 2024, June 5, 2024, July 9, 2024, August 6, 2024, September 5, 2024 and October 7, 2024, the Board approved the second, third, fourth, fifth, sixth, seventh, eighth, ninth, tenth, eleventh and twelfth one - month extensions of the Business Combination Period. In connection with the First Extension of the Business Combination Period from November 10, 2023 through November 10, 2024, the Company drew an aggregate of $1,800,000 ($150,000 at each extension date) from the First Extension Note. The Sponsor (or its affiliates or permitted designees) deposited the First Extension Payments into the Trust Account.

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

In connection with the Second Extension Payments, on November 6, 2024, the Company issued the Second Extension Note to the Sponsor in the aggregate amount of $2,400,000. In each of November 2024, December 2024, January 2025, February 2025, March 2025 and April 2025, the Sponsor deposited payments in the amount of $150,000 in the Trust Account, which enabled the Company to extend the Business Combination Period from November 10, 2024 to December 5, 2024, from December 5, 2024 to January 5, 2025, from January 5, 2025 to February 5, 2025, from February 5, 2025 to March 5, 2025, from March 5, 2025 to April 5, 2025 and from April 5, 2025 to May 5, 2025. In May 2025, June 2025, July 2025, August 2025, September 2025 and October 2025, the Sponsor deposited a payment in the aggregate amount of $1,500,000 in the Trust Account, which enabled the Company to extend the Business Combination Period from May 5, 2025 to June 5, 2025, from June 5, 2025 to July 5, 2025, from July 5, 2025 to August 5, 2025, August 5, 2025 to September 5, 2025, from September 5, 2025 to October 5, 2025 and from October 5, 2025 to November 5, 2025.

On May 27, 2025, November 19, 2025 and December 29, 2025 the Company issued an unsecured promissory note in the principal amount of $250,000, $250,000 and $200,000, respectively, to the Sponsor. The Note does not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”).

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

Convertible Promissory Note (Sponsor Loan) – Related Party

Simultaneously with the consummation of the Initial Public Offering, the Sponsor loaned the Company the Sponsor Loan, for an aggregate of $4,600,000. The proceeds of the Sponsor Loan were added to the Trust Account on the closing date of the Initial Public Offering and will be used to fund the redemption of Class A Ordinary Shares. The Sponsor Loan shall be repaid at the time of an initial Business Combination or converted into Sponsor Loan Warrants at a conversion price of $1.00 per Sponsor Loan Warrant, at the Sponsor’s discretion. The Sponsor Loan Warrants will be identical to the Private Placement Warrants. The Sponsor Loan Warrant was extended in order to ensure that the amount in the Trust Account is $10.30 per public share. If the Company does not complete an initial Business Combination, the Company will not repay the Sponsor Loan from amounts held in the Trust Account, and the proceeds held in the Trust Account will be distributed to the Company’s public shareholders. The Sponsor Loan was valued using the fair value method using the monte-carlo method (see Note 9). As of December 31, 2025 and 2024, the Sponsor Loan was valued at a fair value of $3,382,891 and $3,378,163, respectively.

Convertible Promissory Note – Related Party

On October 12, 2023, January 19, 2024, July 12, 2024, November 6, 2024, December 16, 2024, May 27, 2025, November 19, 2025, and December 29, 2025, the Company issued an unsecured promissory note in the principal amount of $500,000 (the “Note”), $250,000 (the “2024 Note”), $250,000 (the “July 2024 Note”), $250,000 (the “November 2024 Note”), $250,000 (the “December 2024 Note”), $250,000 (the “May 2025 Note”), $250,000 (the “November 2025 Note”) and $200,000 (the “December 2025 Note” and collectively “Sponsor Notes”) respectively, to Sponsor. The notes do not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the note into that number of warrants equal to the portion of the principal amount of the note being converted divided by $1.00, rounded up to the nearest whole number.

As of December 31, 2025 and 2024, the aggregate fair value of the Sponsor Notes was $1,617,905 and $1,101,575, respectively.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, it would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the funds held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants will be identical to the Private Placement Warrants, including, as to exercise price, exercisability and exercise period. As of December 31, 2025 and 2024, the Company had no borrowings under any Working Capital Loans.

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

Service Provider Agreements

The Company has engaged a legal advisor to provide services related to the consummation of an initial Business Combination. In connection with this agreement, the Company may be required to pay the legal advisor’s fees in connection with its services contingent upon a successful initial Business Combination. If a Business Combination does not occur, the Company would not be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination. For the period ended December 31, 2025 and 2024, the Company recorded accrued expenses of approximately $1.5 million and $1.3 million, respectively, of such fees.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. On September 22, 2023, in accordance with the provisions of the Articles, the Sponsor and DirectorCo exercised their rights to convert an aggregate of 5,749,998 shares of the Company’s Class B ordinary shares into an equal number of the Company’s Class A ordinary shares, on a one-for-one basis (the “Class B Conversion”). As of December 31, 2025 and 2024, there were 8,826,092 and 12,999,710 Class A Ordinary Shares issued and outstanding, respectively, of which 3,076,094 and 7,249,712 were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit on the balance sheets, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. As of December 31, 2025 and 2024, there were two Class B ordinary shares issued and outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description	Level	2025	2024
Assets:
Cash and marketable securities held in Trust Account	1	$37,914,438	$84,565,597
Liabilities:
Warrant liability – Public warrants	2	$2,070,000	$575,767
Warrant liability – Private Placement Warrants	3	$2,403,000	$668,390
Convertible Promissory Notes	3	$5,000,796	$4,479,738

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

As of December 31, 2025 and 2024, the private placement warrants and convertible promissory note were valued using a monte- carlo model, which is considered to be a Level 3 fair value measurement. The primary unobservable input used in the monte- carlo model to determine fair value is the expected volatility of the Class A Ordinary Shares, along with the estimated probability of completing a business combination, which the Company has determined to be 75% as of December 31, 2025, and December 31, 2024. The expected volatility as of the closing date of the Initial Public Offering date was derived from observable pricing of public warrants on comparable ‘blank-check’ companies without an identified target.

The following table provides quantitative information regarding the warrant liability Level 3 fair value measurements:

	December 31, 2025	December 31, 2024
Trading stock price	$12.15	$11.66
Public warrants price	$0.27	$0.08
Weighted term (in years)	1.32	1.17
Volatility	de minimis	de minimis
Risk-free rate	3.48%	4.18%

The following table provides quantitative information regarding the warrant liability Level 3 fair value measurements:

	Public	Private	Total
	Warrant	Warrant	Warrant
	Liabilities	Liabilities	Liabilities
Fair value as of December 31, 2023	$—	$1,165,656	$1,165,656
Change in fair value	—	(497,266)	(497,266)
Fair value as of December 31, 2024	—	668,390	668,390
Change in fair value	—	1,734,610	1,734,610
Fair value as of December 31, 2025	$—	$2,403,000	$2,403,000

The following table provides quantitative information regarding the convertible promissory note Level 3 fair value measurements:

	December 31, 2025	December 29, 2025	November 19, 2025	May 27, 2025	December 31, 2024
Trading stock price	$12.15	$12.15	$12.26	$11.93	$11.66
Exercise price	$11.50	$11.50	$11.50	$11.50	$11.50
Expected term (in years)	0.56	0.56	0.67	0.68	0.51
Expected term of warrant conversion (in years)	5.56	5.56	5.67	5.68	5.51
Volatility	de minimis	de minimis	de minimis	de minimis	de minimis
Risk-free rate	3.58 – 3.73%	3.58 – 3.67%	3.71 – 3.76%	4.04 - 4.27%	4.24%

The following table provides quantitative information regarding the convertible promissory note Level 3 fair value measurements:

Fair value as of December 31, 2023	$3,676,685
Initial measurement on January 19, 2024	250,000
Initial measurement on July 12, 2024	250,000
Initial measurement on November 6, 2024	250,000
Initial measurement on December 16, 2024	250,000
Change in fair value	(196,947)
Fair value as of December 31, 2024	4,479,738
Initial measurement on May 27, 2025	250,000
Initial measurement on November 19, 2025	250,000
Initial measurement on December 29, 2025	200,000
Change in fair value	(178,942)
Fair value as of December 31, 2025	$5,000,796

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy regarding the convertible promissory note for the period from October 13, 2021 (inception) through December 31, 2025.

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

	December 31,	December 31,
	2025	2024
Cash and marketable securities held in Trust Account	$37,914,438	$84,565,597
Cash	$162,853	$236,700

	For the Year Ended
	December 31,
	2025	2024
Operating costs	$931,461	$1,036,627
Interest earned on cash and marketable securities held in Trust Account	$2,468,822	$8,127,041

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

CARTESIAN GROWTH CORPORATION II

By:	/s/ Peter Yu
Name: Peter Yu
Title: Chief Executive Officer

Date:	March 31, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Yu	Chief Executive Officer and	March 31, 2026
Peter Yu	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Beth Michelson	Chief Financial Officer and Director	March 31, 2026
Beth Michelson	(Principal Financial and Accounting Officer)

/s/ Rafael de Luque	Director	March 31, 2026
Rafael de Luque

/s/ Bertrand Grabowski	Director	March 31, 2026
Bertrand Grabowski

/s/ Daniel Karp	Director	March 31, 2026
Daniel Karp

/s/ Allan Leighton	Director	March 31, 2026
Allan Leighton

/s/ Sheryl Schwartz	Director	March 31, 2026
Sheryl Schwartz