Form 10-Q
period 2026-03-31
Cartesian Growth Corp II
filed 2026-05-15
CIK 1889112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 14, 2026, there were 8,826,092 Class A ordinary shares, par value $0.0001 per share, and two Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CARTESIAN GROWTH CORPORATION II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED BALANCE SHEETS

	March 31,
	2026	December 31,
	(Unaudited)	2025
ASSETS
Current assets
Cash	$105,287	$162,853
Prepaid expenses	138,821	200,458
Total Current assets	244,108	363,311

Interest-bearing Demand Deposit held in Trust Account	38,145,039	37,914,438
TOTAL ASSETS	$38,389,147	$38,277,749

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,655,572	$1,532,343
Promissory note – related party	4,200,000	4,200,000
Total Current liabilities	5,855,572	5,732,343

Warrant liabilities	1,325,333	4,473,000
Convertible promissory notes – related party, at fair value	5,041,874	5,000,796
Deferred underwriting fee	11,500,000	11,500,000
TOTAL LIABILITIES	23,722,779	26,706,139

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption; 3,076,094 shares at redemption value of approximately $12.40 and $12.33 per share as of March 31, 2026 and December 31, 2025, respectively	38,145,039	37,914,438

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,749,998 issued and outstanding (excluding 3,076,094 subject to possible redemption) as of March 31, 2026 and December 31, 2025	575	575
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	—	—
Accumulated deficit	(23,479,246)	(26,343,403)
TOTAL SHAREHOLDERS’ DEFICIT	(23,478,671)	(26,342,828)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$38,389,147	$38,277,749

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2026	2025
General and administrative costs	$242,432	$195,387
Loss from operations	(242,432)	(195,387)
Other income:
Change in fair value of warrant liabilities	3,147,667	77,864
Change in fair value of convertible promissory notes - related party	(41,078)	4,576
Interest earned on interest-bearing Demand Deposit held in Trust Account	230,601	672,811
Other income, net	3,337,190	755,251
Net income	$3,094,758	$559,864

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	3,076,094	7,249,712
Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.35	$0.04
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	5,750,000	5,750,000
Basic and diluted net income per share, non-redeemable Class A and Class B ordinary shares	$0.35	$0.04

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	5,749,998	$575	2	$—	$—	$(26,343,403)	$(26,342,828)
Remeasurement of Class A ordinary shares subject to possible redemption value	—	—	—	—	—	(230,601)	(230,601)
Net income	—	—	—	—	—	3,094,758	3,094,758
Balance — March 31, 2026	5,749,998	$575	2	$—	$—	$(23,479,246)	$(23,478,671)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	5,749,998	$575	2	$—	$—	$(20,262,041)	$(20,261,466)
Remeasurement of Class A ordinary shares subject to possible redemption value	—	—	—	—	—	(1,122,811)	(1,122,811)
Net income	—	—	—	—	—	559,864	559,864
Balance — March 31, 2025	5,749,998	$575	2	$—	$—	$(20,824,988)	$(20,824,413)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$3,094,758	$559,864
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on interest-bearing demand deposit held in Trust Account	(230,601)	(672,811)
Change in fair value of convertible promissory notes - related party	41,078	(4,576)
Change in fair value of warrant liabilities	(3,147,667)	(77,864)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	61,637	(1,688)
Accrued expenses	123,229	41,627
Net cash used in operating activities	(57,566)	(155,448)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(450,000)
Net cash used in investing activities	—	(450,000)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	450,000
Net cash provided by financing activities	—	450,000

Net Change in Cash	(57,566)	(155,448)
Cash - Beginning of period	162,853	236,700
Cash - End of period	$105,287	$81,252

Non-Cash investing and financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$230,601	$1,122,811

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from October 13, 2021 (inception) through March 31, 2026 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income on interest-bearing Demand Deposit held in Trust Account in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

MARCH 31, 2026

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

On November 6, 2024, the Company’s shareholders approved an amendment to the Company’s Articles (the “Second Charter Amendment”). The Second Charter Amendment extended the date by which the Company has to consummate a business combination for up to an additional twelve months, from November 10, 2024 to up to November 10, 2025, by electing to extend the date to consummate an initial business combination on a monthly basis for up to twelve times by an additional one month each time, unless the closing of the Company’s initial business combination has occurred (referred to as the “Second Extension” and such applicable later date, the “Second Extended Date”), without the need for any further approval of the Company’s shareholders, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the trust account established in connection with the IPO (the “Trust Account”) (x) for each such one - month period (other than the first period, which shall consist of 25 days) from November 10, 2024 (exclusive) to May 5, 2025, the lesser of (i) an aggregate of $150,000 and (ii) $0.03 per public share that remains outstanding and is not redeemed prior to such one - month (other than the first period, which shall consist of 25 days) extension; and (y) for each such one - month period from May 5, 2025 (exclusive) to November 5, 2025, the lesser of (i) an aggregate of $250,000 and (ii) $0.05 per public share that remains outstanding and is not redeemed prior to such one - month extension (each, a “Second Extension Payment”), unless the closing of the Company’s initial business combination has occurred, in exchange for a non - interest bearing promissory note payable upon consummation of an initial business combination.

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

On November 6, 2024, December 16, 2024 and May 27, 2025, the Company issued notes to the Sponsor, each with a principal amount of $250,000. On December 29, 2025, the Company issued a note to the Sponsor, with a principal amount of $200,000. The notes do not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the notes into the working capital warrants equal to the portion of the principal amount of the notes being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of the IPO, as described in the prospectus for the IPO dated May 5, 2022 and filed with the U.S. Securities and Exchange Commission, including the transfer restrictions applicable thereto. The notes are subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the notes and all other sums payable with regard to the notes becoming immediately due and payable.

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

In such event, the Company may not be able to complete the initial Business Combination, and redemptions may be less than $10.30 per share in connection with any redemption of the public shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Risks and Uncertainties

Ongoing geopolitical conflicts and military hostilities around the world have created and are expected to create further global economic consequences, including but not limited to the possibility of extreme volatility and disruptions in the financial markets, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. Such global consequences may materially and adversely affect the Company’s ability to consummate an initial Business Combination, or the operations of a target business with which the Company ultimately consummates an initial Business Combination.

On July 4, 2025, the U.S. government enacted tax reform, commonly referred to as the One Big Beautiful Bill Act (“OBBB”). OBBB amends U.S. tax law, including provisions related to bonus depreciation, interest expense limitation, research and development, global intangible low-taxed income, foreign derived intangible income and base erosion and anti-abuse tax. The Company evaluated the provisions of the OBBB and determined that adoption of the new law did not have a material impact on its financial statements or related disclosures.

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

As of March 31, 2026, the Company had $105,287 in its operating bank account, $38,145,039 in interest-bearing Demand Deposit held in the Trust Account to be used for the completion of a Business Combination and/or for the redemption of the public shares if the Company is unable to complete a Business Combination within the Combination Period (subject to applicable law) and working capital deficit of $5,611,464.

Until the consummation of a Business Combination or the Company’s mandatory liquidation date of August 5, 2026, the Company will use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any future periods.

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

MARCH 31, 2026

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of income and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $105,287 and $162,853 as of March 31, 2026 and December 31, 2025, respectively. The Company did not have any cash equivalents as of March 31, 2026 and December 31, 2025.

Interest-Bearing Demand Deposit Held in Trust Account

On October 7, 2024, the Company liquidated the U.S. government treasury obligations held in the Trust Account. The funds in the Trust Account are currently maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of the Company’s initial Business Combination and liquidation. Prior to October 7, 2024, substantially all of the assets held in the Trust Account were held in primarily U.S. Treasury securities. When the Company’s investments were held in the Trust Account comprised of U.S. government securities, the investments were classified as trading securities. When the Company’s investments held in the Trust Account were comprised of money market funds, the investments were recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest earned on interest-bearing Demand Deposit held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

MARCH 31, 2026

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

Class A Ordinary Shares Subject to Possible Redemption

The Class A Ordinary Shares contain a redemption feature which allows for the redemption of such shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies its Class A Ordinary Shares outside of permanent equity as their redemption provisions are not solely within the control of the Company. The Class A Ordinary Shares were issued with other freestanding instruments (i.e., the public warrants) and as such, the initial carrying value of the Class A Ordinary Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The Class A Ordinary Shares are subject to FASB ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to FASB ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. Accordingly, as of March 31, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ deficit in the Company’s unaudited condensed balance sheets.

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

As of March 31, 2026 and December 31, 2025, the Class A Ordinary Shares reflected in the unaudited condensed balance sheets are reconciled in the following table:

Class A Ordinary Shares subject to possible redemption, December 31, 2024	$84,565,597
Less:
Redemption	(51,219,981)
Plus:
Remeasurement of carrying value to redemption value	4,568,822
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$37,914,438
Plus:
Remeasurement of carrying value to redemption value	230,601
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$38,145,039

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Since its inception, the Company is subject to income tax examinations by major taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction.

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

The calculation of diluted (loss) income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,566,666 Class A Ordinary Shares in the aggregate. As of March 31, 2026 and December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net (loss) income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2026		2025
		Non-		Non-
		redeemable		redeemable
	Redeemable	Class A and	Redeemable	Class A and
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,078,593	$2,016,165	$312,226	$247,638
Denominator:
Basic and diluted weighted average shares outstanding	3,076,094	5,750,000	7,249,712	5,750,000
Basic and diluted net income per ordinary share	$0.35	$0.35	$0.04	$0.04

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

MARCH 31, 2026

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

Warrant Liability

The Company accounts for the public and private placement warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. Changes in the estimated fair value of the public and private placement warrants are recognized as non-cash gains or losses in the unaudited condensed statements of operations. The fair value of the private placement warrants was valued utilizing the Monte Carlo model (see Note 8 and Note 9).

Convertible Promissory Notes – Related Party

The Company accounts for the convertible promissory notes at no interest issued on October 12, 2023, January 19, 2024, July 12, 2024, November 6, 2024, December 16, 2024, May 27, 2025, November 19, 2025, and December 29, 2025 to Sponsor under ASC Topic 815-15-25, “Derivates and Heading — Recognition” (“ASC 815-15-25”). Under ASC 815-15-25, at the inception of the convertible promissory notes, the Company elected to account for such financial instrument under the fair value option. Under the fair value option, convertible promissory notes are required to be recorded at their fair value on the date of issuance, each drawdown date, and at each balance sheet date thereafter. Differences between the face value of the note and the fair value of the note at each drawdown date are recognized as either an expense in the unaudited condensed statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the unaudited condensed statements of operations. The fair value of the option to convert into Sponsor Loan Warrants was valued utilizing the Monte Carlo model (see Note 9).

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A Ordinary Shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Administrative Services Agreement

The Company entered into an agreement with the Sponsor pursuant to which, commencing on May 5, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the three months ended March 31, 2026, the Company incurred $30,000 for these services, of which $70,000 is included in accrued expenses in the accompanying balance sheets. For the three months ended March 31, 2025, the Company incurred $30,000 for these services.

Promissory Note — Related Party

On December 31, 2021, the Sponsor agreed to loan the Company up to $250,000 under a promissory note to be used for a portion of the expenses of the Initial Public Offering. This loan was non-interest bearing, unsecured and was due at the earlier of June 30, 2022 or the closing of the Initial Public Offering. As of March 31, 2026 and December 31, 2025, there were no amounts outstanding under such loan. The outstanding amount of $216,405 on the closing date of the Initial Public Offering was repaid in full at the closing of the Initial Public Offering.

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

MARCH 31, 2026

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

On May 27, 2025, November 19, 2025 and December 29, 2025, the Company issued an unsecured promissory note in the principal amount of $250,000, $250,000 and $200,000, respectively, to the Sponsor. The Note does not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”).

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

Convertible Promissory Note (Sponsor Loan) – Related Party

Simultaneously with the consummation of the Initial Public Offering, the Sponsor loaned the Company the Sponsor Loan, for an aggregate of $4,600,000. The proceeds of the Sponsor Loan were added to the Trust Account on the closing date of the Initial Public Offering and will be used to fund the redemption of Class A Ordinary Shares. The Sponsor Loan shall be repaid at the time of an initial Business Combination or converted into Sponsor Loan Warrants at a conversion price of $1.00 per Sponsor Loan Warrant, at the Sponsor’s discretion. The Sponsor Loan Warrants will be identical to the Private Placement Warrants. The Sponsor Loan Warrant was extended in order to ensure that the amount in the Trust Account is $10.30 per public share. If the Company does not complete an initial Business Combination, the Company will not repay the Sponsor Loan from amounts held in the Trust Account, and the proceeds held in the Trust Account will be distributed to the Company’s public shareholders. The Sponsor Loan was valued using the fair value method using the Monte Carlo method (see Note 9). As of March 31, 2026 and December 31, 2025, the Sponsor Loan was valued at a fair value of $3,410,679 and $3,382,891, respectively.

Convertible Promissory Notes – Related Party

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

As of March 31, 2026 and December 31, 2025, the aggregate fair value of the Sponsor Notes was $1,631,195 and $1,617,905, respectively.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, it would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the funds held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants will be identical to the Private Placement Warrants, including, as to exercise price, exercisability and exercise period. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under any Working Capital Loans.

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Service Provider Agreements

The Company has engaged a legal advisor to provide services related to the consummation of an initial Business Combination. In connection with this agreement, the Company may be required to pay the legal advisor’s fees in connection with its services contingent upon a successful initial Business Combination. If a Business Combination does not occur, the Company would not be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination. For the period ended March 31, 2026 and December 31, 2025, the Company recorded accrued expenses of approximately $1.5 million of such fees.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 200,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. On September 22, 2023, in accordance with the provisions of the Articles, the Sponsor and DirectorCo exercised their rights to convert an aggregate of 5,749,998 shares of the Company’s Class B ordinary shares into an equal number of the Company’s Class A ordinary shares, on a one-for-one basis (the “Class B Conversion”). As of March 31, 2026 and December 31, 2025, there were 8,826,092 Class A Ordinary Shares issued and outstanding, of which 3,076,094 were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit on the balance sheets, respectively.

Class B Ordinary Shares— The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were two Class B ordinary shares issued and outstanding.

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

MARCH 31, 2026

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2026	2025
Liabilities:
Warrant liability – Public warrants	2	$613,333	$2,070,000
Warrant liability – Private Placement Warrants	3	$712,000	$2,403,000
Convertible Promissory Notes	3	$5,041,874	$5,000,796

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

The fair value measurement of the public warrants as of March 31, 2026 and December 31, 2025 is classified as Level 2 due to the use of observable market prices from OTC. The quoted market price representing the fair value of the public warrants was $0.08 and $0.27 per public warrant as of March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026 and December 31, 2025, the private placement warrants and convertible promissory notes were valued using a Monte Carlo model, which is considered to be a Level 3 fair value measurement. The primary unobservable input used in the Monte Carlo model to determine fair value is the expected volatility of the Class A Ordinary Shares, along with the estimated probability of completing a business combination, which the Company has determined to be 75% as of March 31, 2026, and December 31, 2025. The expected volatility as of the closing date of the Initial Public Offering date was derived from observable pricing of public warrants on comparable ‘blank-check’ companies without an identified target.

The following table provides the key inputs used regarding the private placement warrant liability Level 3 fair value measurements:

	March 31, 2026	December 31, 2025
Trading stock price	$12.71	$12.15
Public warrants price	$0.08	$0.27
Weighted term (in years)	1.11	1.32
Volatility	de minimis	de minimis
Risk-free rate	3.69%	3.48%

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The following table presents a rollforward of the Company’s warrant liability measured at fair value using Level 3 inputs:

	Public	Private	Total
	Warrant	Warrant	Warrant
	Liabilities	Liabilities	Liabilities
Fair value as of December 31, 2024	$—	$668,390	$668,390
Change in fair value	—	1,734,610	1,734,610
Fair value as of December 31, 2025	$—	$2,403,000	$2,403,000
Change in fair value	—	(1,691,000)	(1,691,000)
Fair value as of March 31, 2026	$—	$712,000	$712,000

The following table provides key inputs used regarding the convertible promissory notes Level 3 fair value measurements:

	March 31, 2026	December 31, 2025
Trading stock price	$12.71	$12.15
Exercise price	$11.50	$11.50
Expected term (in years)	0.31	0.56
Expected term of warrant conversion (in years)	5.31	5.56
Volatility	de minimis	de minimis
Risk-free rate	3.71 – 3.92%	3.58 – 3.73%

The following table provides a rollforward of the convertible promissory notes measured using Level 3 inputs:

Fair value as of December 31, 2024	$4,479,738
Initial measurement on May 27, 2025	250,000
Initial measurement on November 19, 2025	250,000
Initial measurement on December 29, 2025	200,000
Change in fair value	(178,942)
Fair value as of December 31, 2025	$5,000,796
Change in fair value	41,078
Fair value as of March 31, 2026	$5,041,874

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2026.

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

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

	March 31,	December 31,
	2026	2025
Interest-bearing demand deposit held in Trust Account	$38,145,039	$37,914,438
Cash	$105,287	$162,853

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2026	March 31, 2025
Operating costs	$242,432	$195,387
Interest earned on interest-bearing demand deposit held in Trust Account	$230,601	$672,811

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On May 5, 2026, the Company issued an unsecured promissory note (the “May 2026 Note”) in the principal amount of $250,000 to the Sponsor. The May 2026 Note does not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the May 2026 Note into that number of warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the May 2026 Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of its initial public offering.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of an initial Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”), on March 31, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2026 were organizational activities and those necessary to prepare for our initial public offering, and since our initial public offering, our activity has been limited to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on interest-bearing demand deposit held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial business combination.

For the three months ended March 31, 2026, we had net income of $3,094,758 which consists of interest earned on interest-bearing demand deposit held in the trust account of $230,601 and a change in the fair value of warrant liabilities of $3,147,667, offset by a change in the fair value of the convertible promissory notes - related party of $41,078 and operating costs of $242,432.

For the three months ended March 31, 2025, we had net income of $559,864 which consists of interest earned on interest-bearing demand deposit held in the trust account of $672,811, a change in the fair value of warrant liabilities of $77,864 and a change in the fair value of the convertible promissory notes - related party of $4,576, offset by operating costs of $195,387.

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

For the three months ended March 31, 2026, cash used in operating activities was $57,566. Net income of $3,094,758 was affected by interest earned on interest-bearing demand deposit held in the trust account of $230,601, change in the fair value of warrant liabilities of $3,147,667 and a change in the fair value of the convertible promissory notes - related party of $41,078. Changes in operating assets and liabilities was affected by $184,866 of cash provided for operating activities.

For the three months ended March 31, 2025, cash used in operating activities was $155,448. Net income of $559,864 was affected by interest earned on interest-bearing demand deposit held in the trust account of $672,811, a change in the fair value of warrant liabilities of $77,864 and a change in the fair value of the convertible promissory notes - related party of $4,576. Changes in operating assets and liabilities was affected by $39,939 of cash provided for operating activities.

As of March 31, 2026, we had interest-bearing demand deposit held in the trust account of $38,145,039 (including approximately $25,315,224 of interest income consisting of U.S. treasury bills with a maturity of 185 days or less). We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less any taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash held outside of the trust account of $105,287 available for working capital needs. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay for directors and officers liability insurance premiums.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “working capital loans”). If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the funds held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of the working capital loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants will be identical to the private placement warrants, including, as to exercise price, exercisability and exercise period. As of March 31, 2026 and December 31, 2025, we had no borrowings under any working capital loans.

On October 12, 2023, January 19, 2024, July 12, 2024, November 6, 2024, December 16, 2024, May 27, 2025, November 19, 2025, December 29, 2025 and May 5, 2026, the Company issued an unsecured promissory note in the principal amount of $500,000 (the “October 2023 Note”), $250,000 (the “January 2024 Note”), $250,000 (the “July 2024 Note”), $250,000 (the “November 2024 Note”), $250,000 (the “December 2024 Note”), $250,000 (the “May 2025 Note”), $250,000 (the “November 2025 Note”), $200,000 (the “December 2025 Note”) and $250,000 (the “May 2026 Note” and collectively “Sponsor Notes”) respectively, to the Sponsor. The Sponsor Notes do not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the note into that number of warrants equal to the portion of the principal amount of the note being converted divided by $1.00, rounded up to the nearest whole number.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that our liquidity condition and liquidation date raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the applicable Extended Date.

As of March 31, 2026, we had $105,287 in our operating bank account, $38,145,039 in interest-bearing demand deposit held in the trust account to be used for the completion of a business combination and/or for the redemption of the public shares if we are unable to complete a business combination by the applicable extended date (subject to applicable law), and working capital deficit of $5,611,464.

Until the consummation of a business combination or the Company’s mandatory liquidation date of August 5, 2026, we will use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay for directors and officers liability insurance premiums.

In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities, other than an agreement to pay the sponsor a sum of $10,000 per month for office space, utilities, secretarial support and administrative services. We began incurring these fees on May 5, 2022 and will continue to incur these fees on a monthly basis until the earlier of the completion of an initial business combination and our liquidation. In addition, the Sponsor or its affiliates may provide the Company with working capital loans pursuant to promissory notes or convertible promissory notes to finance operating and transaction costs and working capital needs. Such loans may be repaid upon consummation of a business combination or, at the lender’s discretion, converted into warrants or other securities of the post-business combination entity.

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

Warrant Liabilities

We account for the warrants issued in connection with the initial public offering, which are discussed in Note 3, Note 4, Note 8 and Note 9 to the financial statements, in accordance with FASB ASC Topic 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity.” Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations.

Convertible Promissory Notes – Related Party

We account for the Sponsor Loan and Sponsor Notes issued pursuant to convertible promissory note at no interest and a convertible promissory note issued on October 12, 2023 to Sponsor under ASC Topic 815-15-25, “Derivates and Heading - Recognition” (“ASC 815-15-25”). Under ASC 815- 15-25, at the inception of the convertible promissory note, the Company elected to account for such financial instrument under the fair value option. Under the fair value option, convertible promissory notes are required to be recorded at their fair value on the date of issuance, each drawdown date, and at each balance sheet date thereafter. Differences between the face value of the note and the fair value of the note at each drawdown date are recognized as either an expense in the statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the statements of operations. The fair value of the conversion option embedded in the convertible promissory notes was valued utilizing the Monte Carlo model. See Note 9 to the financial statements.

Ordinary Shares Subject to Possible Redemption

In accordance with FASB ASC 480-10-S99, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480-10-S99. All of the 3,076,094 Class A ordinary shares contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with an initial Business Combination and in connection with certain amendments to our amended and restated memorandum and articles of association. Accordingly, at March 31, 2026, all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of shareholders’ deficit on the balance sheets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our 2025 Annual Report and below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our 2025 Annual Report, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

A total of $236,900,000 of the net proceeds from the initial public offering, the sale of the private placement warrants and the sponsor loan was deposited in a trust account established for the benefit of our public shareholders, with Continental Stock Transfer & Trust Company acting as trustee. Following redemptions in connection with the First and Second Charter Amendments, as of November 7, 2024, there was a total of $83,770,196.61 remaining in the trust account. Following redemptions in connection with the Third Charter Amendment, as of November 4, 2025, there was a total of $37,750,814.08 remaining in the trust account. As of March 31, 2026, there was a total of $38,145,039 in the trust account. For a description of the use of the proceeds generated in the initial public offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

3.1

Amended and Restated Memorandum and Articles of Association of the Company, dated May 5, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2022).

3.2

Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 7, 2023).

3.3

Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 8, 2024).

3.4

Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 8, 2024).

3.5

Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 4, 2025).

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

CARTESIAN GROWTH CORPORATION II

Date: May 14, 2026	By:	/s/ Peter Yu
	Name:	Peter Yu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Beth Michelson
	Name:	Beth Michelson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)