Form 10-Q
period 2026-06-30
Cartesian Growth Corp II
filed 2026-08-14
CIK 1889112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 10, 2026, there were 6,225,034 Class A ordinary shares, par value $0.0001 per share, and two Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CARTESIAN GROWTH CORPORATION II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED BALANCE SHEETS

	June 30,
	2026	December 31,
	(Unaudited)	2025
ASSETS
Current assets
Cash	$149,017	$162,853
Prepaid expenses	87,183	200,458
Total Current assets	236,200	363,311

Interest-bearing Demand Deposit held in Trust Account	38,380,594	37,914,438
TOTAL ASSETS	$38,616,794	$38,277,749

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,925,098	$1,532,343
Promissory note – related party	4,200,000	4,200,000
Total Current liabilities	6,125,098	5,732,343

Warrant liabilities	1,822,333	4,473,000
Convertible promissory notes – related party, at fair value	5,202,610	5,000,796
Deferred underwriting fee	11,500,000	11,500,000
TOTAL LIABILITIES	24,650,041	26,706,139

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption; 3,076,094 shares at redemption value of approximately $12.48 and $12.33 per share as of June 30, 2026 and December 31, 2025, respectively	38,380,594	37,914,438

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,749,998 issued and outstanding (excluding 3,076,094 subject to possible redemption) as of June 30, 2026 and December 31, 2025	575	575
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	—	—
Accumulated deficit	(24,414,416)	(26,343,403)
TOTAL SHAREHOLDERS’ DEFICIT	(24,413,841)	(26,342,828)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$38,616,794	$38,277,749

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
General and administrative costs	$527,434	$262,245	$769,866	$457,632
Loss from operations	(527,434)	(262,245)	(769,866)	(457,632)
Other (expense) income:
Change in fair value of warrant liabilities	(497,000)	(656,040)	2,650,667	(578,176)
Change in fair value of convertible promissory notes - related party	89,264	77,038	48,186	81,614
Interest earned on interest-bearing Demand Deposit held in Trust Account	235,555	689,016	466,156	1,361,827
Other (expense) income, net	(172,181)	110,014	3,165,009	865,265
Net (loss) income	$(699,615)	$(152,231)	$2,395,143	$407,633

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	3,076,094	7,249,712	3,076,094	7,249,712
Basic and diluted net (loss) income per ordinary share, Class A ordinary shares subject to possible redemption	$(0.08)	$(0.01)	$0.27	$0.03
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net (loss) income per share, non-redeemable Class A and Class B ordinary shares	$(0.08)	$(0.01)	$0.27	$0.03

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	5,749,998	$575	2	$—	$—	$(26,343,403)	$(26,342,828)
Remeasurement of Class A ordinary shares subject to possible redemption value	—	—	—	—	—	(230,601)	(230,601)
Net income	—	—	—	—	—	3,094,758	3,094,758
Balance — March 31, 2026 (unaudited)	5,749,998	575	2	—	—	(23,479,246)	(23,478,671)
Remeasurement of Class A ordinary shares subject to possible redemption value	—	—	—	—	—	(235,555)	(235,555)
Net loss	—	—	—	—	—	(699,615)	(699,615)
Balance — June 30, 2026 (unaudited)	5,749,998	$575	2	$—	$—	$(24,414,416)	$(24,413,841)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 31, 2025	5,749,998	$575	2	$—	$—	$(20,262,041)	$(20,261,466)
Remeasurement of Class A ordinary shares subject to possible redemption value	—	—	—	—	—	(1,122,811)	(1,122,811)
Net income	—	—	—	—	—	559,864	559,864
Balance — March 31, 2025 (unaudited)	5,749,998	575	2	—	—	(20,824,988)	(20,824,413)
Remeasurement of Class A ordinary shares subject to possible redemption value	—	—	—	—	—	(1,339,016)	(1,339,016)
Net loss	—	—	—	—	—	(152,231)	(152,231)
Balance — June 30, 2025 (unaudited)	5,749,998	$575	2	$—	$—	$(22,316,235)	$(22,315,660)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$2,395,143	$407,633
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on interest-bearing demand deposit held in Trust Account	(466,156)	(1,361,827)
Change in fair value of convertible promissory notes - related party	(48,186)	(81,614)
Change in fair value of warrant liabilities	(2,650,667)	578,176
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	113,275	71,625
Accrued expenses	392,755	128,939
Net cash used in operating activities	(263,836)	(257,068)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(1,100,000)
Net cash used in investing activities	—	(1,100,000)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	1,100,000
Proceeds from convertible promissory note - related party	250,000	250,000
Net cash provided by financing activities	250,000	1,350,000

Net Change in Cash	(13,836)	(7,068)
Cash - Beginning of period	162,853	236,700
Cash - End of period	$149,017	$229,632

Non-Cash investing and financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$466,156	$2,461,827

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from October 13, 2021 (inception) through June 30, 2026 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income on interest-bearing Demand Deposit held in Trust Account in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

On November 6, 2024, December 16, 2024, May 27, 2025, November 19, 2025 and May 5, 2026, the Company issued notes to the Sponsor, each with a principal amount of $250,000. On December 29, 2025, the Company issued a note to the Sponsor, with a principal amount of $200,000. The notes do not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the notes into the working capital warrants equal to the portion of the principal amount of the notes being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of the IPO, as described in the prospectus for the IPO dated May 5, 2022 and filed with the U.S. Securities and Exchange Commission, including the transfer restrictions applicable thereto. The notes are subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the notes and all other sums payable with regard to the notes becoming immediately due and payable.

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

JUNE 30, 2026

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

JUNE 30, 2026

(UNAUDITED)

registration statement, or May 5, 2025. The Company did not appeal Nasdaq’s determination to delist the Company’s securities. On July 15, 2025, the Company’s securities were delisted from Nasdaq and have since been quoted on the over-the-counter market.

On November 3, 2025, the Company’s shareholders approved a proposal to amend the Articles (the “Third Extension Charter Amendment”). The Third Extension Charter Amendment extended the date by which the Company has to consummate a Business Combination from November 5, 2025 to August 5, 2026. In connection with the votes to approve the Third Extension Charter Amendment, the holders of 4,173,618 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $12.27 per share, for an aggregate redemption amount of approximately $51,219,981, leaving $37,750,814.08 in the trust account immediately following the Third Extension Charter Amendment.

On July 30, 2026, the Company held an extraordinary general meeting of shareholders (the “Extraordinary Meeting”). The Company’s shareholders approved an amendment (the “Fourth Extension Charter Amendment”) to the Company’s Amended and Restated Memorandum and Articles of Association (as amended, the “Charter”), which became effective solely upon the approval by the Company’s shareholders thereof. The Fourth Extension Charter Amendment extended the Termination Date from August 5, 2026 to August 5, 2027. In connection with the votes to approve the Fourth Extension Charter Amendment, the holders of 2,601,058 shares of Class A Ordinary Shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $12.50 per share, for an aggregate redemption amount of approximately $32.5 million, leaving $5,940,297.03 in the trust account immediately following the Fourth Extension Charter Amendment.

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

As of June 30, 2026, the Company had $149,017 in its operating bank account, $38,380,594 in interest-bearing Demand Deposit held in the Trust Account to be used for the completion of a Business Combination and/or for the redemption of the public shares if the

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Company is unable to complete a Business Combination within the Combination Period (subject to applicable law) and working capital deficit of $5,888,898.

Until the consummation of a Business Combination or the Company’s mandatory liquidation date of August 5, 2027, the Company will use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026. The interim results for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any future periods.

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

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $149,017 and $162,853 as of June 30, 2026 and December 31, 2025, respectively. The Company did not have any cash equivalents as of June 30, 2026 and December 31, 2025.

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

JUNE 30, 2026

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

Class A Ordinary Shares Subject to Possible Redemption

The Class A Ordinary Shares contain a redemption feature which allows for the redemption of such shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies its Class A Ordinary Shares outside of permanent equity as their redemption provisions are not solely within the control of the Company. The Class A Ordinary Shares were issued with other freestanding instruments (i.e., the public warrants) and as such, the initial carrying value of the Class A Ordinary Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The Class A Ordinary Shares are subject to FASB ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to FASB ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. Accordingly, as of June 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ deficit in the Company’s unaudited condensed balance sheets.

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

As of June 30, 2026 and December 31, 2025, the Class A Ordinary Shares reflected in the unaudited condensed balance sheets are reconciled in the following table:

Class A Ordinary Shares subject to possible redemption, December 31, 2024	$84,565,597
Less:
Redemption	(51,219,981)
Plus:
Remeasurement of carrying value to redemption value	4,568,822
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$37,914,438
Plus:
Remeasurement of carrying value to redemption value	230,601
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$38,145,039
Plus:
Remeasurement of carrying value to redemption value	235,555
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$38,380,594

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Since its inception, the Company is subject to income tax examinations by major taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction.

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

The calculation of diluted (loss) income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,566,666 Class A Ordinary Shares in the aggregate. As of June 30, 2026 and December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net (loss) income per ordinary share is the same as basic net income per ordinary share for the periods presented.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2026		2025
		Non-		Non-
		redeemable		redeemable
	Redeemable	Class A and	Redeemable	Class A and
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(243,832)	$(455,783)	$(84,897)	$(67,334)
Denominator:
Basic and diluted weighted average shares outstanding	3,076,094	5,750,000	7,249,712	5,750,000
Basic and diluted net loss per ordinary share	$(0.08)	$(0.08)	$(0.01)	$(0.01)

	For the Six Months Ended June 30,
	2026		2025
		Non-		Non-
		redeemable		redeemable
	Redeemable	Class A and	Redeemable	Class A and
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$834,762	$1,560,381	$227,330	$180,303
Denominator:
Basic and diluted weighted average shares outstanding	3,076,094	5,750,000	7,249,712	5,750,000
Basic and diluted net income per ordinary share	$0.27	$0.27	$0.03	$0.03

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

JUNE 30, 2026

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

Convertible Promissory Notes – Related Party

The Company accounts for the convertible promissory notes at no interest issued on October 12, 2023, January 19, 2024, July 12, 2024, November 6, 2024, December 16, 2024, May 27, 2025, November 19, 2025, December 29, 2025 and May 5, 2026 to Sponsor under ASC Topic 815-15-25, “Derivates and Heading — Recognition” (“ASC 815-15-25”). Under ASC 815-15-25, at the inception of the convertible promissory notes, the Company elected to account for such financial instrument under the fair value option. Under the fair value option, convertible promissory notes are required to be recorded at their fair value on the date of issuance, each drawdown date, and at each balance sheet date thereafter. Differences between the face value of the note and the fair value of the note at each drawdown date are recognized as either an expense in the unaudited condensed statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the unaudited condensed statements of operations. The fair value of the option to convert into Sponsor Loan Warrants was valued utilizing the Monte Carlo model (see Note 9).

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

Each whole public warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment. The warrants will become exercisable on the later of 12 months from the closing of the Initial Public Offering or 30 days after the completion of the Company’s initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

JUNE 30, 2026

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

Administrative Services Agreement

The Company entered into an agreement with the Sponsor pursuant to which, commencing on May 5, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the three and six months ended June 30, 2026, the Company incurred and paid $30,000 and $60,000 for these services, respectively. For the three and six months ended June 30, 2025, the Company incurred $30,000 and $60,000 for these services, of which $40,000 is included in accrued expenses in the accompanying balance sheets.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Promissory Note — Related Party

On December 31, 2021, the Sponsor agreed to loan the Company up to $250,000 under a promissory note to be used for a portion of the expenses of the Initial Public Offering. This loan was non-interest bearing, unsecured and was due at the earlier of June 30, 2022 or the closing of the Initial Public Offering. As of June 30, 2026 and December 31, 2025, there were no amounts outstanding under such loan. The outstanding amount of $216,405 on the closing date of the Initial Public Offering was repaid in full at the closing of the Initial Public Offering.

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

On May 27, 2025, November 19, 2025, December 29, 2025 and May 5, 2026, the Company issued an unsecured promissory note in the principal amount of $250,000, $250,000, $200,000 and $250,000, respectively, to the Sponsor. The Note does not bear interest and the

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”).

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

Convertible Promissory Note (Sponsor Loan) – Related Party

Simultaneously with the consummation of the Initial Public Offering, the Sponsor loaned the Company the Sponsor Loan, for an aggregate of $4,600,000. The proceeds of the Sponsor Loan were added to the Trust Account on the closing date of the Initial Public Offering and will be used to fund the redemption of Class A Ordinary Shares. The Sponsor Loan shall be repaid at the time of an initial Business Combination or converted into Sponsor Loan Warrants at a conversion price of $1.00 per Sponsor Loan Warrant, at the Sponsor’s discretion. The Sponsor Loan Warrants will be identical to the Private Placement Warrants. The Sponsor Loan Warrant was extended in order to ensure that the amount in the Trust Account is $10.30 per public share. If the Company does not complete an initial Business Combination, the Company will not repay the Sponsor Loan from amounts held in the Trust Account, and the proceeds held in the Trust Account will be distributed to the Company’s public shareholders. The Sponsor Loan was valued using the fair value method using the Monte Carlo method (see Note 9). As of June 30, 2026 and December 31, 2025, the Sponsor Loan was valued at a fair value of $3,394,611 and $3,382,891, respectively.

Convertible Promissory Notes – Related Party.

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

As of June 30, 2026 and December 31, 2025, the aggregate fair value of the Sponsor Notes was $1,807,999 and $1,617,905, respectively.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, it would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the funds held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants will be identical to the Private Placement Warrants, including, as to exercise price, exercisability and exercise period. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under any Working Capital Loans.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

Service Provider Agreements

The Company has engaged a legal advisor to provide services related to the consummation of an initial Business Combination. In connection with this agreement, the Company may be required to pay the legal advisor’s fees in connection with its services contingent upon a successful initial Business Combination. If a Business Combination does not occur, the Company would not be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination. For the period ended June 30, 2026 and December 31, 2025, the Company recorded accrued expenses of approximately $1.8 million and $1.5 million of such fees, respectively.

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 200,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. On September 22, 2023, in accordance with the provisions of the Articles, the Sponsor and DirectorCo exercised their rights to convert an aggregate of 5,749,998 shares of the Company’s Class B ordinary shares into an equal number of the Company’s Class A ordinary shares, on a one-for-one basis (the “Class B Conversion”). As of June 30, 2026 and December 31, 2025, there were 8,826,092 Class A Ordinary Shares issued and outstanding, of which 3,076,094 were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit on the balance sheets, respectively.

Class B Ordinary Shares— The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were two Class B ordinary shares issued and outstanding.

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

JUNE 30, 2026

(UNAUDITED)

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2026	2025
Liabilities:
Warrant liability – Public warrants	2	$843,333	$2,070,000
Warrant liability – Private Placement Warrants	3	$979,000	$2,403,000
Convertible Promissory Notes	3	$5,202,610	$5,000,796

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

The fair value measurement of the public warrants as of June 30, 2026 and December 31, 2025 is classified as Level 2 due to the use of observable market prices from OTC. The quoted market price representing the fair value of the public warrants was $0.11 and $0.27 per public warrant as of June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026 and December 31, 2025, the private placement warrants and convertible promissory notes were valued using a Monte Carlo model, which is considered to be a Level 3 fair value measurement. The primary unobservable input used in the Monte Carlo model to determine fair value is the expected volatility of the Class A Ordinary Shares, along with the estimated probability of completing a business combination, which the Company has determined to be 75% as of June 30, 2026, and December 31, 2025.

The following table provides the key inputs used regarding the private placement warrant liability Level 3 fair value measurements:

	June 30, 2026	December 31, 2025
Trading stock price	$12.71	$12.15
Public warrants price	$0.11	$0.27
Weighted term (in years)	1.00	1.32
Volatility	de minimis	de minimis
Risk-free rate	3.98%	3.48%

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The following table presents a rollforward of the Company’s warrant liability measured at fair value using Level 3 inputs:

	Public	Private	Total
	Warrant	Warrant	Warrant
	Liabilities	Liabilities	Liabilities
Fair value as of December 31, 2024	$—	$668,390	$668,390
Change in fair value	—	1,734,610	1,734,610
Fair value as of December 31, 2025	$—	$2,403,000	$2,403,000
Change in fair value	—	(1,691,000)	(1,691,000)
Fair value as of March 31, 2026	$—	$712,000	$712,000
Change in fair value	—	267,000	267,000
Fair value as of June 30, 2026	$—	$979,000	$979,000

The following table provides key inputs used regarding the convertible promissory notes Level 3 fair value measurements:

	June 30, 2026	December 31, 2025
Trading stock price	$12.71	$12.15
Exercise price	$11.50	$11.50
Expected term (in years)	1.00	0.56
Expected term of warrant conversion (in years)	5.42	5.56
Volatility	de minimis	de minimis
Risk-free rate	3.96 - 4.19%	3.58 – 3.73%

The following table provides a rollforward of the convertible promissory notes measured using Level 3 inputs:

Fair value as of December 31, 2024	$4,479,738
Initial measurement on May 27, 2025	250,000
Initial measurement on November 19, 2025	250,000
Initial measurement on December 29, 2025	200,000
Change in fair value	(178,942)
Fair value as of December 31, 2025	$5,000,796
Change in fair value	41,078
Fair value as of March 31, 2026	$5,041,874
Initial measurement on May 5, 2026	250,000
Change in fair value	(89,264)
Fair value as of June 30, 2026	$5,202,610

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2026.

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

JUNE 30, 2026

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

	June 30,	December 31,
	2026	2025
Interest-bearing demand deposit held in Trust Account	$38,380,594	$37,914,438
Cash	$149,017	$162,853

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2026	June 30, 2025
Operating costs	$527,434	$262,245
Interest earned on interest-bearing demand deposit held in Trust Account	$235,555	$689,016

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2026	June 30, 2025
Operating costs	$769,866	$457,632
Interest earned on interest-bearing demand deposit held in Trust Account	$466,156	$1,361,827

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

On July 24, 2026, the Company and InoBat AS, a private limited company (aksjeselskap) organized under the Laws of Norway (“InoBat”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”). The Business Combination Agreement provides for a business combination transaction that values InoBat at an aggregate amount of $1,265,000,000, consisting of upfront consideration equal to $575,000,000 and potential earn-out consideration equal to $690,000,000. The Business Combination Agreement and the transactions contemplated thereby (the “Business Combination”) were unanimously approved by the boards of directors of each of the Company and InoBat. The closing of the Business Combination (the “Closing”, and the date on which the Closing occurs, the “Closing Date”) is expected to occur in the fourth quarter of 2026, following the receipt of the requisite approvals of the Company’s shareholders and the fulfillment of other customary closing conditions. The Business Combination Agreement provides, among other things, that prior to the Closing, (i) InoBat will form InoBat B.V. a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) to be incorporated and existing under the laws of the Netherlands (“ListCo”), (ii) ListCo will cause the formation of InoBat Cayman Merger Sub, a Cayman Islands exempted company and a wholly-owned subsidiary of ListCo, (iii) ListCo will convert into a public limited liability company (naamloze vennootschap) under the laws of the Netherlands to be named InoBat N.V., (iv) shareholders of InoBat holding at least 90% of the outstanding shares of InoBat (including shares issuable upon conversion of InoBat’s convertible notes and shares underlying InoBat options) will contribute their shares to InoBat to ListCo in exchange for common shares of ListCo at the Exchange Ratio (as defined in the Business Combination Agreement).

CARTESIAN GROWTH CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Concurrently with the execution of the Business Combination Agreement, the Sponsor, and InoBat entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor has agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the Business Combination, (ii) waive any adjustment to the conversion ratio set forth in the governing documents of the Company or any other anti-dilution or similar protection with respect to the Company’s Class B ordinary shares, par value $0.0001 per share (whether resulting from the transactions contemplated by the Business Combination Agreement or otherwise), (iii) forfeit and surrender to the Company all of its Private Placement Warrants (as defined in the Business Combination Agreement), (iv) transfer 800,000 of the Company’s Class A Shares to an institutional PIPE Investor (the “Institutional PIPE Investor”) or its designee, (v) cancel $1,800,000 of obligations under the promissory notes evidencing loans made to the Company by the Sponsor or its affiliates (the “Sponsor Loans”) and exchange $9,200,000 of obligations under the Sponsor Loans into 90,196 ListCo Series B Preference Shares and 901,961 PIPE Warrants, (vi) be bound by certain other covenants and agreements related to the Business Combination, (vii) be bound by certain transfer restrictions with respect to its shares in the Company prior to the Closing, and (viii) waive redemption rights with respect to any of the Company’s Class A Shares held by the Sponsor, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement. No affiliate of the Sponsor shall be a director on the ListCo board of directors.

Additionally, concurrently with the execution of the Business Combination Agreement, the Company, InoBat, the Sponsor and certain investors (collectively, the “PIPE Investors”) entered into securities purchase agreements (collectively, the “Investor Subscription Agreements”). Pursuant to the Investor Subscription Agreements:

●	the Institutional PIPE Investor agreed to subscribe for and purchase, and InoBat agreed to cause ListCo to issue and sell to the Institutional PIPE Investor on the Closing Date, 490,196 shares of 12.0% Series A Cumulative Convertible Preference Shares of ListCo (the “ListCo Series A Preference Shares”) and warrants (the “PIPE Warrants”) to purchase an amount of ListCo Common Shares equal to the number of shares of ListCo Common Shares into which such shares of ListCo Series A Preference Shares are initially convertible, for an aggregate purchase price of $50 million; and
●	the PIPE Investors other than the Institutional PIPE Investor (including an affiliate of the Sponsor) agreed to subscribe for and purchase, and InoBat agreed to cause ListCo to issue and sell to each such PIPE Investor on the Closing Date, 269,608 shares of Series B Convertible Preference Shares of ListCo (the “ListCo Series B Preference Shares” and, together with the ListCo Series A Preference Shares, the “ListCo Preference Shares”) and PIPE Warrants to purchase an amount of ListCo Common Shares equal to 75% of the number of shares of ListCo Common Shares into which such shares of ListCo Series B Preference Shares are initially convertible, for an aggregate purchase price of $27.5 million.

On July 30, 2026, the Company held an extraordinary general meeting of shareholders (the “Extraordinary Meeting”). The Company’s shareholders approved an amendment (the “Fourth Extension Charter Amendment”) to the Company’s Amended and Restated Memorandum and Articles of Association (as amended, the “Charter”), which became effective solely upon the approval by the Company’s shareholders thereof. The Fourth Extension Charter Amendment extended the Termination Date from August 5, 2026 to August 5, 2027. In connection with the votes to approve the Fourth Extension Charter Amendment, the holders of 2,601,058 shares of Class A Ordinary Shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $12.50 per share, for an aggregate redemption amount of $32.5 million, leaving $5,940,297.03 in the trust account immediately following the Fourth Extension Charter Amendment.

Concurrently with the execution of the Business Combination Agreement, the Company and each Key Supporting Company Shareholder listed on Annex A to the Business Combination Agreement entered into a shareholder support agreement (collectively, the “Shareholder Support Agreements”), pursuant to which each such Key Supporting Company Shareholder has agreed to, among other things, (i) support and vote in favor of the Business Combination Agreement and the transactions contemplated thereby (including agreeing to enter into a Company Shareholder Undertaking), (ii) take, or cause to be taken, any actions necessary or advisable to cause certain agreements to be terminated effective as of the Closing, and (iii) release claims against InoBat, the Company and Merger Sub.

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

Fourth Extension

On July 30, 2026, the Company held an extraordinary general meeting of shareholders (the “Extraordinary Meeting”). The Company’s shareholders approved an amendment (the “Fourth Extension Charter Amendment”) to the Company’s Amended and Restated Memorandum and Articles of Association (as amended, the “Charter”), which became effective solely upon the approval by the Company’s shareholders thereof. The Fourth Charter Amendment extended the Termination Date from August 5, 2026 to August 5, 2027. In connection with the votes to approve the Fourth Extension Charter Amendment, the holders of 2,601,058 shares of Class A Ordinary Shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $12.50 per share, for an aggregate redemption amount of $32.5 million, leaving $5,940,297.03 in the trust account immediately following the Fourth Extension Charter Amendment.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2026 were organizational activities and those necessary to prepare for our initial public offering, and since our initial public offering, our activity has been limited to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on interest-bearing demand deposit held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial business combination.

For the three months ended June 30, 2026, we had net loss of $699,615 which consists of a change in the fair value of warrant liabilities of $497,000 and operating costs of $527,434, offset by the interest earned on interest-bearing demand deposit held in the trust account of $235,555 and a change in the fair value of the convertible promissory notes - related party of $89,264.

For the three months ended June 30, 2025, we had net loss of $152,231 which consists of change in the fair value of warrant liabilities of $656,040 and operating costs of $262,245, offset by interest earned on cash and marketable securities held in the trust account of $689,016 and change in the fair value of the convertible promissory note – related party of $77,038.

For the six months ended June 30, 2026, we had net income of $2,395,143 which consists of interest earned on interest-bearing demand deposit held in the trust account of $466,156, change in the fair value of warrant liabilities of $2,650,667 and a change in the fair value of the convertible promissory notes - related party of $48,186, partially offset by operating costs of $769,866.

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

For the six months ended June 30, 2026, cash used in operating activities was $263,836. Net income of $2,395,143 was affected by interest earned on interest-bearing demand deposit held in the trust account of $466,156, change in the fair value of warrant liabilities of $2,650,667 and a change in the fair value of the convertible promissory notes - related party of $48,186. Changes in operating assets and liabilities was affected by $506,030 of cash provided for operating activities.

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

As of June 30, 2026, we had interest-bearing demand deposit held in the trust account of $38,380,594 (including approximately $25,550,779 of interest income). We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less any taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash held outside of the trust account of $149,017 available for working capital needs. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay for directors and officers liability insurance premiums.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “working capital loans”). If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the funds held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of the working capital loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants will be identical to the private placement warrants, including, as to exercise price, exercisability and exercise period. As of June 30, 2026 and December 31, 2025, we had no borrowings under any working capital loans.

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

As of June 30, 2026, we had $149,017 in our operating bank account, $38,380,594 in interest-bearing demand deposit held in the trust account to be used for the completion of a business combination and/or for the redemption of the public shares if we are unable to complete a business combination by the applicable extended date (subject to applicable law), and working capital deficit of $5,888,898.

Until the consummation of a business combination or the Company’s mandatory liquidation date of August 5, 2027, we will use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay for directors and officers liability insurance premiums.

In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026.

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

Ordinary Shares Subject to Possible Redemption

In accordance with FASB ASC 480-10-S99, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480-10-S99. All of the 3,076,094 Class A ordinary shares contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with an initial Business Combination and in connection with certain amendments to our amended and restated memorandum and articles of association. Accordingly, at June 30, 2026, all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of shareholders’ deficit on the balance sheets.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net (Loss) Income Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share,” pursuant to which net (loss) income per share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period. We have two classes of shares, which are referred to as redeemable Class A Ordinary Shares and non-redeemable Class A and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Remeasurement associated with the redeemable Class A ordinary shares is excluded from (loss) income per ordinary share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

A total of $236,900,000 of the net proceeds from the initial public offering, the sale of the private placement warrants and the sponsor loan was deposited in a trust account established for the benefit of our public shareholders, with Continental Stock Transfer & Trust Company acting as trustee. Following redemptions in connection with the First and Second Charter Amendments, as of November 7, 2024, there was a total of $83,770,196.61 remaining in the trust account. Following redemptions in connection with the Third Extension Charter Amendment and the Fourth Extension Charter Amendment, as of August 4, 2026, there was a total of $5,940,297.03 remaining in the trust account. As of June 30, 2026, there was a total of $38,380,594 in the trust account. For a description of the use of the proceeds generated in the initial public offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

10.1	Promissory Note issued in favor of CGC II Sponsor LLC, dated May 5, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTESIAN GROWTH CORPORATION II

Date: August 13, 2026	By:	/s/ Peter Yu
	Name:	Peter Yu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Beth Michelson
	Name:	Beth Michelson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)